Form 10QSB
period 2000-03-31
CATHAYONLINE INC
filed 2000-05-19
CIK 1098390

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000
                                               ----------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to

                        COMMISSION FILE NUMBER 000-28705
                                               ---------

                               CATHAYONLINE, INC.
        (Exact name of small business issuer as specified in its charter)


             NEVADA                                               88-0346952
-------------------------------------------------------------------------------
   (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

           570 LEXINGTON AVENUE, 18TH FLOOR, NEW YORK NEW YORK, 10017
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 888-6822
                            Issuer's telephone number

(Former name, former address and former fiscal year, if changed since last report.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: MARCH 31, 2000 25,858,913
                                                  --------------------------

         Transitional Small Business Disclosure Format (check one).
YES      ;  NO   X
    ----       ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANT'S REPORT



CathayOnline, Inc.
(a development stage company)

         We have reviewed the accompanying balance sheets of CathayOnline, Inc. (a development stage company) as of March 31, 2000, and the related statements of operations, and cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                                    Respectfully submitted

                                                    /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
May 12, 2000

                               CATHAYONLINE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS




                                                    March 31,         June 30,
                                                      2000              1999
                                                  -----------       -----------
ASSETS
Current Assets:
Cash and cash equivalents ..................      $ 1,505,333       $   164,982
Restricted Cash ............................             --               6,920
Receivables ................................            2,500              --
Prepaid expense ............................          125,777              --
                                                  -----------       -----------

     Total Current Assets ..................        1,633,610           171,902
                                                  -----------       -----------

Property and equipment:
Equipment ..................................          711,341             3,680
Furniture & Fixtures .......................           30,395              --
Kiosks .....................................          477,165
Condominium ................................          115,238              --
Leasehold improvements .....................          189,528              --
                                                  -----------       -----------
                                                    1,523,667             3,680
Less accumulated depreciation ..............          (86,839)              (64)
                                                  -----------       -----------
                                                    1,436,828             3,616
                                                  -----------       -----------
Other Assets:
 Intangibles, Net ..........................        3,326,018           204,546
 Deposits ..................................           96,323              --
                                                  -----------       -----------

     Total Assets ..........................      $ 6,492,779       $   380,064
                                                  ===========       ===========

                               CATHAYONLINE, INC.
                     (Formerly a Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)


                                                      March 31,        June 30,
                                                        2000            1999
                                                    -----------     -----------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities .......    $    74,173     $    79,726
                                                    -----------     -----------

     Total Current Liabilities .................         74,173          79,726
                                                    -----------     -----------

STOCKHOLDERS EQUITY
Common Stock - $0.001 par value ................
 50,000,000 shares authorized ..................
 25,858,913 and 11,752,700 issued and
 outstanding March 31, 2000 and
 December 31, 1999 .............................         25,859          11,753
Additional paid-in capital .....................      9,783,422       1,043,373
Stock Subscribed Receivable ....................           --          (429,250)
Currency translation adjustment ................           --              --
Retained deficit ...............................     (3,390,675)       (325,538)
                                                    -----------     -----------

     Total Stockholders' Equity ................      6,418,606         300,338
                                                    -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....    $ 6,492,779     $   380,064
                                                    ===========     ===========












                 See accompanying notes and accountants' report.

                               CATHAYONLINE, INC.
                     (Formerly a Development Stage Company)
                            STATEMENTS OF OPERATIONS





                              For the three months ended    For the nine months ended
                                       March 31,                     March 31,
                              ---------------------------   ---------------------------
                                  2000           1999           2000           1999
                              ------------   ------------   ------------   ------------

Revenues ...................  $    232,044   $       --     $    241,996   $       --
Cost of Revenues ...........          --             --             --             --
                              ------------   ------------   ------------   ------------
Gross Margin ...............       232,044           --          241,996           --

Expenses

   General & Administrative      2,272,599         80,412      3,292,575        241,235
                              ------------   ------------   ------------   ------------

Net Loss from Operations ...    (2,040,555)       (80,412)    (3,050,579)      (241,235)
                              ------------   ------------   ------------   ------------

Other Income (Expense)
   Interest, Net ...........        (9,632)           (98)       (14,558)          (293)
   Currency Exchange, Net ..          --             --             --             --
                              ------------   ------------   ------------   ------------

Net Loss Before Income Taxes    (2,050,187)       (80,510)    (3,065,137)          (293)
Income Tax Expense .........          --             --             --             --
                              ------------   ------------   ------------   ------------

Net Loss ...................  $ (2,050,187)  $    (80,510)  $ (3,065,137)  $   (241,528)
                              ============   ============   ============   ============

Basic and Diluted

  LOSS PER COMMON SHARE ....  $      (0.12)  $      (0.01)  $      (0.21)  $      (0.05)
                              ============   ============   ============   ============

Weighted Average Number of

  Common Shares ............    17,534,602      8,334,156     14,664,567      4,493,818
                              ============   ============   ============   ============







                 See accompanying notes and accountants' report.

                               CATHAYONLINE, INC.
                     (Formerly a Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                           For the nine months ended
                                                                    March 31,
                                                           -------------------------
                                                               2000          1999
                                                           -----------   -----------
Cash Flows From Operating Activities
   Net loss for the period ..............................  $(3,065,137)  $  (241,528)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and Amortization ......................       87,275            48
     Issuance of stock for services .....................         --          42,105
     Decrease (Increase) in Restricted Cash .............        6,920          --
     Decrease (Increase) in Receivables .................       (2,500)         --
     Decrease (Increase) in prepaid expense .............     (125,777)         --
     Decrease (Increase) in Deposits ....................      (96,323)         --
     Decrease in accounts payable and accrued liabilities       (5,553)       (6,325)
                                                           -----------   -----------
Net Cash Provided by (Used in) Operating Activities .....   (3,201,095)     (205,700)
                                                           -----------   -----------

Cash Flows From Investing Activities
   Purchase of property and equipment ...................   (1,519,987)       (3,680)
   Purchase of intangibles ..............................   (3,121,972)     (204,546)
   Investment in subsidiaries ...........................         --            --
                                                           -----------   -----------
Net Cash Provided by Investing Activities ...............   (4,641,959)     (208,226)
                                                           -----------   -----------

Cash Flows From Financing Activities
   Proceeds from issuance of stock ......................    9,183,405          --
   Capital contributed by shareholder ...................         --           2,526
                                                           -----------   -----------

Net Cash Provided by Financing Activities ...............    9,183,405         2,526
                                                           -----------   -----------

Increase (Decrease) in Cash .............................    1,340,351          --
Cash at beginning of period .............................      164,982          --
                                                           -----------   -----------

Cash at End of Period ...................................  $ 1,505,333   $      --
                                                           ===========   ===========

Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period ......................  $    14,558   $      --
                                                           ===========   ===========
   Income taxes paid during the period ..................  $      --     $      --
                                                           ===========   ===========

Supplemental Disclosure of Non-cash Investing
 and Financing Activities:     None

                 See accompanying notes and accountants' report.

                               CATHAYONLINE, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for CathayOnline, Inc. (formerly a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of March 31, 2000 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

ORGANIZATION AND BASIS OF PRESENTATION

         The Company was incorporated under the laws of the State of Nevada on September 20, 1995 using the name of Kyocera Management, Ltd. The name was changed to CathayOnline, Inc. on April 14, 1999. The Company ceased all operating activities during the period from September 20, 1995 to January 6,1998 and was considered dormant. On January 6, 1998, the Company obtained a Certificate of renewal from the State of Nevada. The Company as of June 30, 1999 is in the development stage, and has only recently commenced planned principal operations.

PRINCIPLES OF CONSOLIDATION

         The unaudited consolidated financial statements for March 31, 2000 and the nine months then ended include the accounts of Cathayonline, Inc. and its wholly-owned subsidiaries, CathayOnline Ltd., a British Virgin Islands corporation, CathayOnline Technologies (Hong Kong) Ltd., a British Virgin Islands corporations, TorchMail.com Inc., a Turks & Caicos, BWI corporation, Sichuan CathayOnline Technologies Co. Ltd., a Chengdu (PRC) corporation, and Lazarra Financial Asset Recovery, Inc., a Nevada corporation. All significant inter-company accounts and transactions have been eliminated.

NATURE OF BUSINESS

         ON THE 30TH of June the Company announced its exclusive partnership with Sichuan Guo Xun Xin ChanYe You Xian Gong Si, a licensed Internet Service Provider employing 28 industry professionals, through its wholly owned subsidiary Sichuan CathayOnline Information Technologies Co. Ltd., of Chengdu, China.

                               CATHAYONLINE, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NATURE OF BUSINESS (CONTINUED)

         Subsequent to June 30, 1999 CathayOnline, through a right to first market partnership with USA.net, launched its English version of TorchMail.com, a web based email and advanced messaging service for the Chinese speaking markets, through its newly acquired wholly owned subsidiary, Torchmail.com, Inc. These markets include but are not limited to Peoples Republic of China, Hong Kong, Taiwan, Singapore, and Malaysia.

         Furthermore, the Company through its wholly owned subsidiary CathayOnline Technologies (Hong Kong) Ltd., through a partnership with Wan Rong Services Co. Ltd., became the operator of 10 online lottery kiosks in Guangzhou, China.

CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

PERVASIVENESS OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TRANSLATION OF FOREIGN CURRENCY

         The Companies functional currencies include U.S. Dollars, Canadian Dollars and Chinese Renminbi. All balance sheet accounts of foreign operations are translated into U.S. dollars at the year-end rate of exchange and statement of operations items are translated at the weighted average exchange rates for the year. The resulting translation adjustments are made directly to a separate component of the stockholders' equity. Certain foreign activities are considered to be an extension

                               CATHAYONLINE, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

TRANSLATION OF FOREIGN CURRENCY (CONTINUED)

of the U.S. operations, and the gain or loss resulting from remeasuring these transactions into U.S. dollars is included in income. Gains or losses from other foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the Statements of Operations.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis from 3 to 30 years.

         Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss.

         Expenditures for maintenance and repairs are charged to expense as incurred. Major overhauls and betterments are capitalized and depreciated over their useful lives.

         Intangible assets are amortized over useful life of 5 to 10 years.

         The Company has adopted the Financial Accounting Standards Board SFAS No., 121, "Accounting for the Impairment of Long-lived Assets." SFAS No. 121 addresses the accounting for (i) impairment of long-lived assets, certain identified intangibles and goodwill related to assets to be held and used, and
(ii) long-live lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the used of the asset and its eventual disposition (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

                               CATHAYONLINE, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

         Certain   reclassifications  have  been  made  in  the  1999  financial statements to conform with the 2000 presentation.

LOSS PER SHARE

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                      PER-SHARE
                                       INCOME          SHARES          AMOUNT
                                       ------          ------         ------
                                     (Numerator)    (Denominator)

                                       FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                       ----------------------------------------
Basic Loss per Share
Loss to common shareholders         $ (3,065,137)     14,664,567  $       (0.21)
                                    ============    ============  =============

                                       FOR THE NINE MONTHS ENDED MARCH 31, 1999
                                       ----------------------------------------
Basic Loss per Share
Loss to common shareholders         $   (241,528)      4,493,818  $       (0.05)
                                    ============    ============  =============

         The effect of outstanding common stock equivalents including 9,874,289 and 2,990,000 as of March 31, 2000 and June 30, 1999, respectively, would be anti-dilutive and are thus not considered.

                               CATHAYONLINE, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (Continued)


NOTE 2 - INCOME TAXES

         As of March 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $3,300,000 that may be offset against future taxable income through 2015. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carry- forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         As of June 30, 1999, the Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

         As of March 31, 2000 all activities of the Company have been conducted by corporate officers from their business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - PREFERRED STOCK

         The Board of Directors of the Company has the authority to determine by resolution the number of preferred shares to be issued by series, the rate and terms for payment of cumulative or non-cumulative dividends, the conversion features of the preferred stock, the redemption rights and prices, if any, the terms of the sinking fund, if any, to be provided for the shares, the voting powers of preferred shareholders and any other special rights, qualifications, limitations, or restrictions. As of March 31, 2000, no preferred stock had been issued.

NOTE 6 - STOCK OPTIONS AND WARRANTS

         Employee and Consultants Warrants: During October 1999, the Company issued to employees and consultants (or their designees) in consideration for services rendered warrants to purchase up to 21,700,000 shares of our common stock. The warrants are exercisable for a period of 3 years commencing on October 26, 1999 at an exercise price of $.33 per share. The shares of common stock issuable upon exercise of these warrants are subject to registration as described below. These warrants provide for cash-less exercise by the holders. These warrants are not redeemable. As of the date hereof, none of these warrants have been exercised.

                               CATHAYONLINE, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (Continued)

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

         Investor Warrants: During April and June 1999, the Company issued an aggregate of 2,990,000 common stock purchase warrants to eight investors, including 50,000 warrants to our President. These warrants are exercisable for a period of 2 years from the date of issuance at an exercise price of $.60, if exercised during the first year after issuance, and $.70 if exercised in the second year after issuance. Theses warrants are not redeemable. As of the date hereof, 200,000 warrants have been exercised.

         Regulation S Warrants: During the first quarter of 2000 the Company sold and issued 6,884,289 redeemable Common Stock purchase warrants to purchase a like number of shares of Common Stock. Each such warrant entitles the holder to purchase one share of Common Stock, subject to adjustment in the event of any stock dividend, stock split, subdivision or combination, or any reclassification of the outstanding shares of Common Stock at any time after issuance until the expiration of these warrants, a date two years after the date upon which the underlying shares of Common Stock are registered for resale under the Securities Act of 1933, at a price of $.77 per share. We may redeem these warrants at a price of US$.10 per warrant commencing one year after the effective date of the registration statement under the Securities Act of 1933 covering the underlying Common Stock provided that (i) a registration statement covering the underlying common stock is then effective and (ii) the average closing bid price per share of Common Stock for the thirty (30) day period ending five (5) days prior to the date of the redemption notice of the Warrants is at least $1.05 per share.

         All options have been granted at exercise prices greater than the market value on the date of granting. All options vest 100% at date of grant.

                                                          March 31, December 31,
                                                             2000         1999
                                                          ---------    ---------
Options outstanding, beginning of year ...............    2,990,000         --
Granted ..............................................    6,884,289    2,990,000
Expired ..............................................         --           --
Exercised ............................................         --           --
                                                          ---------    ---------

Options and warrants outstanding, end of year ........    9,874,289    2,990,000
                                                          =========    =========


Price for options and warrants outstanding, end of year   $0.35-.77    $0.35-.07

                               CATHAYONLINE, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (Continued)

NOTE 7 - SUBSEQUENT EVENTS

         The Company entered into a Cooperation Agreement effective March 29, 2000, whereby the Company; China Aerospace Machinery and Electric Group Institute; and Qizhengton Scientific and Technological Development Corporation jointly agree to incorporate a Beijing Company which will provide full Internet Service Provider ("ISP") services to the existing customers and other customers. As part of the agreement the Company will contribute approximately 2.5 million in the form of necessary equipment and provision of operating capital required for marketing and development of the services.

         On April 1, 2000, the Company, through its wholly owned subsidiary, CathayOnline Technologies (Hong Kong) Ltd., has acquired controlling interest in CMD Capital Limited ("CMD"), a Hong Kong enterprise. The purchase price for the 62.5% ownership was $4,280,200, which is to be paid as follows: $1,000,000 cash and 2,000,000 shares valued at $3,280,200 based on the closing price of the Company's stock on April 3, 2000. As of March 31, 2000, the Company has advanced $149,940 and 300,000 shares in connection with the acquisition agreement.

         CMD has entered into a cooperation agreement with China Investment Publishing House to manage the Hong Kong edition of the China Investment Journal and to develop a financial Website, WWW.PRCINVEST.COM. Under the agreement the parties agree to set up a joint venture limited liability company in Beijing (the "Joint Venture Company"), which will require CMD to invest approximately $3,000,000 . The Investment is to be paid at various time from the date of the agreement to within 280 days of the receipt of the business license. The Company estimates the business license will be issued about June 2000. As of March 31, 2000 the Company has advanced $100,000 as investment in the Joint Venture Company.

         On April 5, 2000, the Company completed a private placement of $6,820,000 ($2,001,000 subsequent to March 31, 2000) of 9,742,860 Units at $.70 per Unit, consisting of one share of common stock and one redeemable common stock purchase warrants.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this document.

         Overview

         CathayOnline, Inc. was incorporated in September of 1995. In December of 1998 the management of the Company changed, with the objective of analyzing and implementing a strategy with respect to the long term opportunities in the Internet within the People's Republic of China and other Chinese speaking markets including the Internet Service Providing market and collateral operating and Web based services such as Web based e-mail, advanced messaging services, and integration of Internet services with other forms and means of communication. From January 2000 through March 2000, the Company's operating activities consisted primarily of continuing to identifying opportunities, negotiating Letters of Understanding with several of those opportunities, planning and development of operations, planning corporate structure, recruiting personnel, raising capital and purchasing operating assets. During this same period we finalized a number of agreements including: the appointment of Mr. Ken Levy as a Director of the Company; the opening of an office in Beijing, China; the appointment of Mr. Keli Wu as Chairman of the Beijing operations; the launch of the co-branded Website with register.com; and, signing of the agreement with the National Library of China by TorchMail.com. Subsequent to the end of March 2000 we announced: the acquisition of a controlling interest in CMD Capital Limited, the parent company of ChinaNet Publishing Co. Ltd.; the closing of a $6.82 million financing; the completed construction of our state-of-the-art Internet facility in Sichuan Province; the appointment of Mr. David Ng as Director of Corporate Finance and Special Projects; an agreement with Sichuan Famous Brand Product Enterprises to act as its exclusive business-to-business marketer for its Website and products online; and, a co-operation agreement with the Second Institution of the Aerospace Machine & Electronic Group to provide Internet services to their subscriber base of 70,000 users. During the period of January through March 2000, we having invested over $2,900,000 in our PRC subsidiary, Sichuan CathayOnline Technologies, to provide technological and personnel support.

         Presently, we generate insignificant income and have incurred net losses since inception. Our prospects must be considered in light of the significant risks, costs and difficulties often encountered by enterprises in their early stages of development, in particular companies in the Internet sector and, more specifically, targeting and operating in the Greater China and Asian markets.

         Our capital and operating expenses will increase significantly in the near future as the result of commitments and hiring requirements to meet marketing objectives. With these requirements in mind, we finalized the raising of $6.82 million to fund our anticipated expenses and the growth of operations. We will seek to raise additional funds in the near future to continue to build upon our established base of operations. There is no guarantee that we will be able to raise the funds and there are no guarantees that we will not be required to raise further capital for operations and expansion in the near future.

         We expect to expand our employee base, from the existing 78 employees, by an additional 25 over the next 6 months, including sales, marketing, operational, technical and customer support resources. In particular, we intend to continue to expand our sales force to market the services provided by the ISP and the marketing of the Web based e-mail and advanced messaging services under the name TorchMail. The primary targets of the ISP are medium to large sized corporations and government institutions in the Sichuan Province desiring to establish or expand their online presence. We will also provide training, service, technical support and Web site development to our growing client base.

         We intend to further develop existing strategic partnerships and identify new opportunities to expand our distribution channels of the Chinese language Web based e-mail and advanced messaging services to the Chinese speaking markets, in particular partnerships with ISP's, portals, Web hosting companies and government institutions in the People's Republic of China, Hong Kong, Taiwan, Malaysia, Singapore and Indonesia.

         Currently, our principal office is in New York. Our administrative and accounting office is located in Vancouver, Canada. Our operational offices are located in Chengdu, and Beijing, China.

         Additionally, we have entered into a letter of intent with CleanWay Corp. Upon the finalization of this agreement, it will permit TorchMail to offer live stock quotes, create its own financial Website on which viewers could obtain live stock quotes and have the first right of refusal to provide Web based email to all other sites or companies using the live quotes as provided by StockSecrets. Though we are continuing the discussions with CleanWay as to the nature of a definitive agreement, in addition to discussing the technical aspects of implementing the service, no definitive agreement has been concluded and there can be no assurance that we will be able to offer these services in the near future.

         SICHUAN ISP PROJECT:

         On August 10, 1999, we organized, in accordance with the laws of the PRC, a wholly-owned subsidiary, Sichuan CathayOnline Technologies Co. Ltd. ("Sichuan CathayOnline"), which operates in the City of Chengdu. On September 9, 1999, Sichuan CathayOnline entered into a management and consultancy service agreement (the "Agreement") with Sichuan Guo Xun Xin Xi Chan Ye You Xian Gong Si ("Sichuan Guo Xun"), an ISP in Sichuan Province licensed by the Sichuan Administrative Bureau for Posts and Telecommunications for an initial term from September 8, 1999 to March 23, 2003. Pursuant to that Agreement, Sichuan CathayOnline and Guo Xun will work jointly in providing Internet services and Sichuan CathayOnline is entitled to 90% of the profit generated from such services.

         In May we announced the signing of an agreement with Sichuan Famous Brand Product Enterprises to act as its exclusive business-to-business marketer for its Website and products online. We, in conjunction with Sichuan Guo Xun, developed the Website for Sichuan Famous Brands, which represents and contains the equivalent of Sichuan Province's "Fortune 100". The main function of the site, which contains more than 300 brand name enterprises, is to facilitate the provincial economy by promoting products in the international market and to expand sales of the products in the Chinese market via the Internet. The Website was designed to build a solid foundation for Sichuan Famous Brands and to expand its role in e-business and e-commerce.

         BEIJING ISP PROJECT:

         ON THE 27TH of April 2000, we announced a cooperation agreement with the Second Institution of the Aerospace Machine & Electronic Group ("AMEG") to provide Internet services for the region of Beijing, the capital city of China. AMEG's current scope of business includes telephone communications, computer network communications, cable television networks and fiber-optic cable networks. They currently serve approximately 70,000 telecom users. It is the intention of the cooperation agreement to be able to build out the infrastructure to be able to provide full Internet servers to their existing user base that they intend to expand.

         TORCHMAIL.COM, INC.

         CathayOnline, through its wholly owned subsidiary TorchMail.com, Inc. and its partnership with USA.NET, has budgeted to sell in excess of 360,000 Web based professional advanced messaging services Seats to the Chinese speaking markets through November 30, 2000. During the ramp-up period of reaching the target, the costs payable to USA.NET drop significantly to TorchMail, substantially increasing the profit margin to our operations. We intend to seek out and train strategically located sales teams to promote the product and services to the Chinese speaking markets in the People's Republic of China, Hong Kong, Taiwan, Singapore, Indonesia, Malaysia and the Philippines.

         The Company recently announced a partnership agreement to supply co-branded Web-based e-mail services with the National Library of China ("NLC"), the largest library in Asia and a national general repository of publications. The NLC also provides services for the central government priority readers in research, educational and production institutions throughout China, as well as the general population. The NLC communicates with an estimated 4,000 libraries in China and 1,000 other libraries worldwide. With approximately 1 million hits per day, more than 200,000 publications available for viewing online, and more than 49 million pages of information, the NLC Website has been awarded "The Best Site" under the category of "Culture, Entertainment and Sports" issued by China Internet Competition Committee in January 2000. Under the agreement
TorchMail.com will provide the NLC with Web Messaging services and help co-ordinate additional applications with the objective of becoming the communication portal for NLC members on the Web by integrating e-mail, fax, voicemail, calendars, address books and other related tools and services. It is TorchMail.com's intent to expand its international member base by adding additional international partners and by providing new features to the services offered. We are also exploring business opportunities and partnerships in other market segments including the wireless market and schools. We will also continue to seek to acquire strategic businesses and technology that will help us serve these markets.

         With the rapidly evolving nature of the technology industry, potential for political uncertainty and our limited operating history, we believe that any period to period comparisons of our revenues and operating results are not meaningful and should not be relied upon as an indication of future performance. As of March 31, 2000 the Company had 65 employees, in comparison with three full time employees just one year earlier. CathayOnline does not believe that its historical growth rates for revenues, expenses, capital investments or personnel are indicative of future results.

         RESULTS OF OPERATIONS

         During the period from September 20, 1995 to January 6, 1998, we did not engage in any operations and were considered dormant. On January 6, 1998, we obtained a Certificate of renewal from the State of Nevada. As of June 30, 1999 the Company was in the development stage and as of March 31, 2000, has only recently commenced planned principal operations.

         Since inception, we have incurred significant losses and, as of March, 2000, had an accumulated deficit of approximately $3,391,000. It is our intention to invest heavily to expand network infrastructure and expand sales and marketing. We expect to incur substantial operating losses in the foreseeable future.

INCOME TAXES

         No provision for federal and state incomes taxes has been recorded as we have incurred net operating losses from inception through March 31, 2000. As of March 31, 2000, we had approximately $3,300,000 of federal and state net operation loss carryforwards available to offset future taxable income which expire in varying amounts beginning in 2010. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Because there is significant doubt as to whether we will realize any benefit from this deferred tax asset, we have established a full valuation allowance as of March 31, 2000.

         INFLATION AND REGULATION

         Our operations have not been, and in the near term are not expected to be, materially affected by inflation or changing prices. We will encounter competition from a variety of firms selling Internet services in its market area. Many of these firms have long-standing customer relationships and are well-staffed and well financed. The Company believes that competition in the Internet industry is based on competitive pricing, although the ability, reputation and support of a marketing network is also significant. The Company does not believe that any recently enacted or presently pending proposed legislation will have a material adverse effect on its results of operations.

         FACTORS THAT MAY AFFECT FUTURE RESULTS

         Management's Discussion and Analysis and other parts of this registration statement contain information based on management's beliefs and forward-looking statements that involve a number of risks, uncertainties, and assumptions. There can be no assurance that actual results will not differ materially from the forward-looking statements as a result of various factors, including but not limited to the following:

         The markets for many of our product offerings are characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. Our operating results will depend to a significant extent on our ability to design, develop, or otherwise obtain and introduce new products, services, systems, and solutions and to reduce the costs of these offerings. The success of these and other new offerings is dependent on many factors, including proper identification of customer needs, cost, timely completion and introduction, differentiation from offerings of our competitors, and market acceptance. The ability to successfully introduce new products and services could have an impact on future results of operations.

         FLUCTUATIONS IN QUARTERLY RESULTS

         We have incurred operating losses since inception, and cannot be certain that we will achieve profitability on a quarterly or annual basis in the future. We believe that future operating results will be subject to quarterly fluctuations due to a variety of factors, including, but not limited to:

         o        Continued growth of the Internet in China;
         o        Continued growth of the Internet and e-mail usage in Asia;
         o Our ability to attract and retain customers and maintain customer satisfaction;
         o        Technical difficulties or system outages;
         o        Government regulation surrounding the Internet;
         o        Fulfilling  contractual  obligations  under the agreement with
                  USA.NET;
         o        Pricing policies of competitors;
         o Ability to attract and retain qualified personnel with Chinese language and Internet industry expertise, in particular technical, sales and marketing personnel;
         o The amount and timing of operating costs and capital expenditures relating to expansion of our business and infrastructure;
         o The ability to upgrade, develop and maintain our systems and infrastructure; and o Potential inability to increase sales.

         In addition to the factors set forth above, the Company's operating results will be impacted by the extent to which the Company incurs non-cash charges associated with stock-based arrangements with the employees and non-employees.

         LIQUIDITY AND CAPITAL RESOURCES

         Since inception, operations have been funded from the net proceeds of the sale of common stock. For the nine months ended March 31, 1999, cash provided by financing activities was approximately $3,000. For the nine months ended March 31, 2000, cash provided by financing activities was approximately $9,183,000.

We have no debt.

         Our current cash balances will not be sufficient to meet our working capital and capital expenditure requirements for the next 12 months. It is anticipated that with the further expansion of the operations we will incur negative cash flows, therefore requiring us to seek additional financing to support the growth in operations, both on a short term and long term basis. We expect to acquire or invest in businesses, products, services and technologies that complement or augment its service offerings and customer base. We currently are engaged in discussions with a number of companies regarding strategic acquisitions or investments. Although these discussions are ongoing, no definitive agreements have been signed and there can be no assurance that any of these discussions will result in actual acquisitions. It is anticipated that some of the acquisitions will be paid for by issuing additional common stock and this could dilute our shareholders. In addition, there may be the requirement to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would materially increase the Company's operating expenses. In addition, we may seek to raise funds by offering debt or equity to the public. There is no guarantee that we will be able to raise the funds. Thereafter, we may need to raise additional funds in order to meet funding requirements of a more rapid expansion plan, potential acquisitions, development of new or enhanced products or services, in response to competitive pressures or to acquire technologies or complimentary products or businesses.

         If we cannot obtain outside financing, we will consider scaling back our expansion plans for TorchMail and Sichuan Guo Xun's operations, and re-evaluate certain potential acquisitions and, instead, rely upon internally generated cash flow. Resources that would have been allocated to a more aggressive expansion plan would then be diverted towards a broad based advertising campaign to build upon the subscriber bases permitting an internally financed growth.

         Net of depreciation, our investment in property and equipment was nominal up to March 31, 2000. Installation of infrastructure equipment in Chengdu, Vancouver and NewYork, purchases of furniture and equipment for new employees, and leasehold improvements related to office expansions accounted for this increase. It is expected that our investments in property and equipment will continue to grow as the Company seeks to increase capacity and services.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         During the first quarter of 2000 the Company sold and issued 6,884,289 redeemable Common Stock purchase warrants to purchase a like number of shares of Common Stock. Each such warrant entitles the holder to purchase one share of Common Stock, subject to adjustment in the event of any stock dividend, stock split, subdivision or combination, or any reclassification of the outstanding shares of Common Stock at any time after issuance until the expiration of these warrants, a date two years after the date upon which the underlying shares of Common Stock are registered for resale under the Securities Act of 1933, at a price of $.77 per share. We may redeem these warrants at a price of US$.10 per warrant commencing one year after the effective date of the registration statement under the Securities Act of 1933 covering the underlying Common Stock provided that (i) a registration statement covering the underlying common stock is then effective and (ii) the average closing bid price per share of Common Stock for the thirty (30) day period ending five (5) days prior to the date of the redemption notice of the Warrants is at least $1.05 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K reporting "Item 1. Changes in Control of the registrant " on April 3, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CATHAYONLINE, INC.
                               ------------------
                                  (Registrant)





DATE:     MAY 19, 2000                        BY:    /S/ BRIAN W. RANSOM
       --------------------                       ----------------------
                                                     Brian W. Ransom
                                                     President and Director

DATE:     MAY 19, 2000                        BY:    /S/ PETER LAU
       --------------------                       ----------------
                                                     Peter Lau
                                                     Chief Financial Officer and
                                                     Secretary