Form 10-K
period 2000-06-30
CATHAYONLINE INC
filed 2000-10-02
CIK 1098390

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X]  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
                                   ACT OF 1934
                    For the fiscal year ended: June 30, 2000

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                        Commission file number: 000-28705


                                CATHAYONLINE INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                            88-0346952
--------------------------------                  -----------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                    Identification No.)


                         437 Madison Avenue, 33rd Floor
                            New York, New York 10022
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code: (212) 888-6822

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:
     (Title of class)
      Common Stock, par value $0.001 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                             -----

     As of September 22, 2000, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the price at which the registrant's common stock was sold as reported on the Nasdaq Bulletin Board, was approximately $7.54 million.

     The number of shares of registrant's common stock outstanding as of September 22, 2000 is 30,184,201.


                                     PART I

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or part thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Form 10-K is incorporated from the registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.

     This Annual Report on Form 10-K contains forward-looking statements based on our current expectations about our company and our industry. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "estimate" and other similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this report. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

     As used herein, "CathayOnline" or the "Company" includes CathayOnline Inc. and its subsidiaries, unless the context requires otherwise.

     We publish our financial statements in United States dollars. In this Form 10-K, any figure which is denominated, by contract or otherwise, in Canadian dollars or Chinese Renminbi has been converted into U.S. dollars at the exchange rate on June 30, 2000. At June 30, 2000, CAN$1 was convertible into US$0.6750, based on a fixed exchange rate of CAN$1.4798 for each U.S. dollar, and one Chinese Renminbi was convertible into US$0.1208, based on a fixed exchange rate of RMB 8.2782 for each U.S. dollar. (All Canadian currency information is based on exchange rates reported by the Federal Reserve Statistical Release dated July 3, 2000.)


ITEM 1.  BUSINESS.

     OVERVIEW.

     We are a fully integrated Internet company serving the global Chinese community, with a primary focus on the People's Republic of China. We launched our Internet initiatives in China in the Spring of 1999. To date, we made significant inroads in developing our Internet infrastructure in China while focusing on recruiting quality personnel, raising capital and developing strong regional and local partners and global strategic relationships. Through the leadership of our management team, our focus on execution of our business plan, our attention to the market's needs, our local partnerships and strategic acquisitions, joint ventures as well as alliances with leading global corporations, we have established a solid foundation in China.

     We focus on these lines of business:

o Internet connectivity and value-added Internet technology services in Sichuan Province, Beijing, and Guangdong Province, China; and

o    Internet  communication  services  including  Web-based  e-mail,   advanced
     messaging  services,  Fax over  Internet  (FoIP)  and Voice  over  Internet
     (VoIP).

     Our goal is to become a major Internet service and solutions provider in China. We are pursuing this goal by developing recognition of our brands, expanding our Internet connectivity and communications services to our registered and potential customer base across China's major urban markets, continuing to pursue strategic acquisitions and alliances, and acquiring experienced and quality management and support teams.

     Our network consists of the following branded Internet properties:

o    CathayOnline.com, our flagship corporate Web site;

o    TorchMail.com, our e-mail and advanced messaging service; and

o Guoxun.net and Torchnet.com, our Internet services partners in the Sichuan Province and currently expanding into Beijing and Guangdong Province.

     Through these established brand names, we intend to offer customers Internet services and communications, other value-added Web-based commercial services, business-to-business (B2B) tools and a variety of communication tools.

     We currently provide Internet services in Sichuan, one of China's most populated provinces with approximately 85 million residents. The technology center for our Sichuan operations is located in Chengdu (Sichuan's capital), a central hub for business and technology in southwestern China. In May 2000, we took possession of office space for our China operations in the nation's capital, Beijing, which represents a major step forward in the expansion of our branded Internet services network and advanced e-mail services into China's urban markets.

     Summarized below are the milestones we achieved during the fiscal year ended June 30, 2000.

-    July 1999: We acquired TorchMail.com, Inc.

- August 1999: We established Sichuan CathayOnline Technologies Co. Ltd. to provide Internet services.

- August 1999: Sichuan CathayOnline expanded its offices and Internet services to markets in Chengdu, China.

- November 1999: We entered into an agreement with Register.com to provide domain name registration services.

-    December 1999: We launched a Chinese version of TorchMail.com.

- February 2000: Mr. Keli Wu of ChinaOnline joined Beijing operations as Chairman of Beijing CathayOnline Technologies Co. Ltd.

- March 2000: TorchMail.com signed an agreement with the National Library of China to provide e-mail and advanced messaging services.

- April 2000: We entered into a joint venture with CMD Capital Limited to create PRCinvest.com, a financial news Internet content portal being developed with China Investment Journal.

- April 2000: We completed a private placement of our shares which raised $6.8 million (before financing costs).

- April 2000: We announced the signing of a cooperation agreement with the Second Institution of the Aerospace Machine & Electronic Group to provide Internet services in Beijing.

- May 2000: We completed phase one of upgrade of the Internet services facilities in Chengdu, China.

- May 2000: We entered into a cooperation agreement with Wuyi University of Jiangmen to expand Internet services to Guangdong Province.

- May 2000: Beijing CathayOnline took possession of its Beijing offices to serve as our headquarters in China and began to set up its technology site for Internet services.

- June 2000: We sold our interest in CMD Capital Limited and developed a strategic alliance with Premier Brands Inc. (now known as CathayOne Inc.)


     THE INTERNET MARKET IN CHINA

     The Internet has become an important global medium that enables millions of people to obtain and share information and conduct business electronically. In China, improvements in technological infrastructure, the increase in access to personal computers and a rapid increase of online Chinese language contents is driving the growth of the Internet. The number of Web sites hosted in China has grown from 3,700 in 1994 to 27,289 in 2000.

     The number of people using the Internet in China, the world's most populous nation, has increased more than 30 fold in just five years. According to "The Internet in China", a study published in June 1999 by the Strategis Group and BDA China, China is the fastest-growing Internet market in Asia. The study estimated that, by the end of 1999, more than 6.7 million people in China had Internet access, a number projected to grow to 33 million or more by 2003. Some forecasts project up to 100 million users by 2010, at which time China would surpass the United States as the country with the most Internet users. A recent study by a U.S.-based research company, The Yankee Group, predicts that China will have more Internet users than any other Asia-Pacific nation by 2001, with about 40 million people online; and by 2005, China should surpass the United States in having the most Internet users in the world. In addition, the Chinese market for personal computers is expected to become the largest in the world with personal computer sales anticipated to exceed those in the United States this year.

     ChinaNet, the first commercial Internet Services Provider (ISP) in China, was established in June 1995 in Beijing to provide Internet dial-up service. Within one year, its user-base increased from zero to 50,000 even though the average subscription fee per subscriber was 20 times higher than that in North America.

     Access to the Internet in China is accomplished primarily through the government owned infrastructure. China's Internet is primarily made up of five largely separate national networks. Until March 1997, these networks had virtually no interconnectivity - all inter-network traffic had to be routed via the United States.

     Over the last several years, due to China's central and provincial governments' policies and initiatives to construct and modernize the telecommunications industry and information distribution system, licenses have been granted to private organizations to provide Internet-access services. In October 1999, an estimated 150 private ISPs operated in China. Access services in China are generally limited to dial-up modem access. Dial-up modem access, unlike dedicated high-speed connections, requires a user's computer to dial a number which connects the user to a network owned and maintained by the ISP. The majority of commercial users access the network via dial-up accounts that support speeds of up to 33.6K. All ISPs in China rely on the national telecommunications companies, such as China Telecom and China Unicom, to provide Internet access lines and to maintain local telecommunications lines.

     According to the July 2000 report of China Internet Network Information Center ("CNNIC"), a department of the Chinese Academy of Sciences, 88% of Internet users cited e-mail as their favorite Internet service. According to a 1999 survey by Greenfield Online, 59% of online users now prefer sending an e-mail to making a phone call. A United States Embassy report on the Internet in China indicates that over 9% of information carried by Internet circuits in China are devoted to e-mail.

     The Chinese government has already invested over $28 billion on more than 100,000 kilometers of optical fiber that now links 85% of the country. The China-U.S. Cable Network project, valued at $1.2 billion, will be the first direct fiber-optic link between China and the United States and is expected to be completed shortly.

     CNNIC's latest report provides the following data for July, 2000:

     -    Total computers connected to the net: 6,500,000
     -    Total direct connections: 1,010,000
     -    Total dial-up connections: 5,490,000
     -    Total estimated dial-up users: 11,760,000
     -    Total estimated leased line users: 2,580,000
     -    Total estimated users with both leased line and dial-up: 2,560,000
     -    Total Internet users: 16,900,000

     The Ministry of Information Industry of China is encouraging Chinese language Web presence for electronic resources, ranging from search engines to weather services. The Chinese government has also initiated a series of projects that will employ state-of-the-art technology in areas such as education, agricultural planning, healthcare and finance.

     BUSINESS AND REVENUE MODEL

     Our business model consists of basic, high demand Internet utility services as well as a multitude of value-added Internet services and solutions targeting large groups of Internet users from mid-size to large corporations, government agencies and universities in urban areas in China. We are organized into three service divisions which plans to generate revenues through fees by offering the following services:

     Connectivity: User fees for connection to the Internet.

     Communications: User fees for providing outsourced e-mail and other advanced communications products.

     Value-added Internet Services: Fees for providing Web and data hosting services.

     CONNECTIVITY

     We are committed to providing reliable connectivity to Internet users. Through an exclusive Management and Consultancy Service Agreement with Sichuan Guo Xun Xin Xi Chan Ye You Xian Gong Si ("Sichuan Guo Xun"), a local Internet service provider, Sichuan CathayOnline provides a full range of Internet connectivity services to the Sichuan market under the Sichuan Guo Xun brand. In consideration of the services we render to Sichuan Guo Xun, we are entitled to receive a fee equal to 90% of the net profits generated from Sichuan Guo Xun's operations. The agreement with Sichuan Guo Xun extends through March 2003 and will be automatically renewed for a period equal to the renewed term of the license.

     At October 31, 1999, under the Sichuan Guo Xun brand, Sichuan CathayOnline served approximately 2,500 subscribers (including trial accounts). Because of infrastructure and technical delays, we were unable to collect service fees nor retain a substantial number of these subscribers.


     COMMUNICATIONS

     We recently announced the launch of a state-of-the-art messaging service, the Personal Intelligent Messaging (PIM) service. This service gives users one single number, which will be their contact number for all services ranging from telephone calls to faxes to e-mails. The PIM service will be marketed through our partner in Chengdu, Sichuan GuoXun. It is the only messaging service of its kind available in China.

     For phone messages, PIM users would give the service up to four numbers at which they would like to be reached. The service takes the incoming call, and attempts to reach the user at each number in the order the user specifies. If the user does not answer at any of the numbers, the service prompts the caller to leave a voicemail message. The system can be configured into home, office, or remote profiles, or for time of day, and try to reach him where he is most likely to be found. The PIM number can also accept digital information, and send it to the user's fax, pager, or computer. (Callers are prompted to enter one key to choose between phone, pager, fax, and e-mail.)

     This messaging system is highly sophisticated, and should give Sichuan Guo Xun's clients a means of enhancing, as well as simplifying, their business and personal calls. We expect that premium services such as these may assist Sichuan GuoXun to add more clients to its subscriber base.

     TorchMail.com, Inc. ("TorchMail"), our wholly-owned subsidiary, provides e-mail and advanced messaging services on the Internet for consumers, businesses and Web portals in China. We acquired TorchMail in July 1999 for an initial payment of 2,500,000 shares of our common stock plus cash of $10,000. (Brian Ransom, our president, subsequently purchased such shares from the holder of such shares.) Further payments possibly may have to be made for the acquisition of TorchMail. Upon the resale of 360,000 mailboxes created within a Customer Account through use of TorchMail's services by a user or "Seats", we will issue an additional 2,500,000 shares; upon the resale of 500,000 Seats, we will issue an additional 1,250,000 shares; and upon the resale of 750,000 Seats, we will issue an additional 1,250,000 shares.

     TorchMail's services are being designed to provide high level scalability, reliability, and accessibility. TorchMail, when fully developed, will provide our Internet connectivity customers with a full range of consumer services and our other subsidiaries with a full range Web portal and business services including:

     Consumer Services                           Web Portal and Business
                                                 Services

     Chinese language  capabilities              Chinese language  capabilities
     Permanent  e-mail addresses                 Anytime,  anywhere easy access
                                                 to e-mail

     Anytime, anywhere access to e-mail          Compatibility with existing
                                                 e-mail systems

     Robust set of basic e-mail features         Specialized applications

     Optional advanced functionality             Rapid deployment and reduced
                                                 costs Customized "look and
                                                 feel"

     Account privacy and security                Scalability to accommodate
                                                 growth

                                                 Reliability and security

                                                 Sophisticated customer service
                                                 and support


                            Consumer Market Services

     TorchMail's consumer market communications services segment was launched in August 1999 with the objective of becoming a major independent Web-based e-mail service focused on the Chinese speaking community on the Internet. In the consumer market, TorchMail expects to generate revenues from advertising and related sales, including direct marketing and e-commerce promotion. Revenues are also expected to be generated from subscription services, such as a service that allows members to purchase increased storage capacity for their e-mails. In addition, TorchMail anticipates generating revenue by offering fee-based premium services such as virus scanning, e-mail forwarding and message notification.

     TorchMail's strategy is to offer free e-mail services to individual consumers which will allow TorchMail to quickly build a large user base and to establish its brand name and reputation for providing quality service. Users of TorchMail's Web-based e-mail and messaging services receive a permanent e-mail address of their choice with a "torchmail.com" domain name (e.g. username@torchmail.com). Users can send or retrieve e-mail through TorchMail Web site (www.torchmail.com) from any computer connected to the Internet with a standard Web browser. Since TorchMail's system is Web-based, users do not need to download or install special software to access the service.

                           Commercial Services

     TorchMail offers a range of e-mail and fax services to businesses and is expected to derive revenue from site license charges, monthly fees, and usage charges. TorchMail connects existing e-mail systems to the Internet, monitors Internet e-mails for viruses or specific content and hosts and manages e-mail systems. Many corporate customers have implemented in-house e-mail systems that require hardware, software and technical and administrative resources. TorchMail sells commercial messaging services on a turnkey basis with a complete customer service package, including both account management and technical support. The business customers may select from a wide range of products and services that are priced based upon the service package selected. TorchMail also provides customers with broadcast fax, production fax and desktop fax services via the Internet.

     TorchMail's Web strategy is to develop strong regional partnerships in various geographic areas, aligning the TorchMail brand with both major business portals and consumer-oriented portals. Additional revenues for TorchMail may be derived from fee-based premium services and selling advertising in select situations. TorchMail will share a portion of the advertising and premium service revenues with its partners.

     TorchMail recently announced a partnership agreement to supply co-branded Web-based e-mail services with the National Library of China, the largest library in Asia and a national general repository of publications. The National Library also provides services for the central government priority readers in research, educational and production institutions throughout China, as well as the general population. The National Library communicates with an estimated 4,000 libraries in China and 1,000 other libraries worldwide. With approximately 1 million hits per day, more than 200,000 publications available for viewing online, and more than 49 million pages of information, the National Library's Web site has been awarded "The Best Site under the category of Culture, Entertainment and Sports" issued by the China Internet Competition Committee in January 2000. Under the agreement, TorchMail will provide the National Library with Web messaging services and will co-manage the National Library's e-mail Web site.

     TorchMail also offers its customers domain name registration services through a strategic partnership with Register.com. Customers can register domains across 29 domain name extensions, including ".com", ".net", ".org", ".co.uk" (UK) and ".co.nz" (New Zealand) and can access all of Register.com's registration services such as multiple domain registration and transfers for bulk registrations, one step registrations and on-line domain management tools.


     IP PHONE (VoIP)

     We are positioned to acquire a portion of the IP phone market in China. Telephone users and telephony sets in China have experienced among the highest growth rates in the world. In 1996, China had just 55 million telephone users but, two years later, had more than 125 million users. The telephony market is currently dominated by China Telecom. The recently formed China Unicom was established to create competition. Since telephony networks are very capital intensive, the competition generated by Unicom did not bring down phone rates for users. Long-distance rates are still very high. Currently, the charge for an international call to North America is approximately $1.80 per minute, while a call from North America into China could cost as low as $0.30 per minute.

     We have established a VoIP (Voice over Internet Protocol) gateway with high quality equipment which we will initially market to our large corporate clients in China. In the long term, reasonably priced services will also be offered to individual users via a prepaid phone card system.


     VALUE-ADDED SERVICES

     Sichuan CathayOnline provides Sichuan Guo Xun the following value-added consulting and management services: strategic planning, designing and implementing computer networking, managing data processing operations, developing and implementing computer and electronic communications and a full range of administrative services.

     In addition to providing consulting services with respect to technical issues, management and administrative services to ISPs, CathayOnline provides Web site consulting and development services. The Company was engaged to upgrade the Sichuan Famous Brand Product Web site (http://www.scmp.gov.cn). This Web site is the home to many well-known Chinese corporations with brand name products and has been endorsed by the Government of Sichuan Province. The updated Web site was re-launched in May, 2000 and currently has over 300 enterprises publishing their product materials online. The next phase of development for Sichuan Famous Brand Product will be to leverage its content and traffic as a platform for e-commerce with a mix of business-to-business and business-to-consumers users. The site will allow detailed search and ordering of the brand-named products and extend the market reach of these products within China and worldwide. We expect to derive revenue from annual registration fees and fees for Web site development paid by these Chinese corporations.


     GEOGRAPHICAL MARKETS

     We have targeted geographical markets in China which offer the best investment potential based on economic and demographic profiles which support a growing demand for Internet access, content and online services. Our primary focuses are the regions of Sichuan, Beijing and Guangdong, with future expansion into other areas.

----------------------------------------------------------------------------------------------------------------------
                                     Chengdu, Sichuan     Sichuan Province              Beijing             Guangdong
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Population (2000)                       10.04 million        84.93 million        12.46 million          71.2 million
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Gross Domestic Product (GDP)           RMB119 billion       RMB371 billion       RMB217 billion        RMB846 billion
(1999)(Renminbi)
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Foreign Direct Investment,                        N/A       $ 2.74 billion      $ 12.71 billion       $ 86.91 billion
cumulative as of end of 1999
(U.S dollars)
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Internet Users (July 2000)                        N/A              556,150            3,163,680             2,166,580
----------------------------------------------------------------------------------------------------------------------



                           Sichuan Province and Chengdu

     The Province of Sichuan is situated in the western section of China and is bordered on the south and west by the Yangtze River. It is one of the largest province in China and has 85 million residents. GDP, which was approximately RMB 371 billion in 1999, ranks tenth among China's provinces. Sichuan Province also has numerous universities, high-tech businesses and companies in heavy industry, which are the primary users of the Internet in China.

     Chengdu,  the  capital  city of  Sichuan  Province,  is the most  important hi-tech hub in the southwestern region of China. It is also an important political, economic, and cultural center, and holds a strategic position in China's economic development plan. In 1999, the city's GDP grew 10.25% from 1998 to RMB 119 billion (US $14.5 billion). The population of Chengdu is approximately 10 million and there are more than 20 universities with over 150,000 full-time students within the city.

     The Internet development in Chengdu, Sichuan began at the end of 1995. The Sichuan Scientific Information Institute established the first ISP. Now, there are approximately 200,000 Internet users in the area (more than 95% of them are individual subscribers). This number is expected to grow exponentially.

     We believe that we are well positioned to offer our Internet access service to the approximately 3.44 million fixed line telephone subscribers and the 546,000 mobile telephone subscribers in Sichuan. We have developed a growth-oriented marketing plan for Chengdu focusing on governmental organizations, local foreign-owned corporations, major universities, research institutes, and individuals. We believe that the small number of ISPs operating in Sichuan, its demographic profile, and the technological and physical infrastructure in the area, including telephone lines, are all positive factors which will permit our subscriber base to grow significantly over the next several years.


                           Beijing

     As the national capital of China, Beijing is characterized as a highly urban and affluent city. Beijing attracts large numbers of foreign visitors and investors who contribute to this prosperity. The residents of Beijing place great importance on education. As a result, Beijing's citizens have the lowest illiteracy rate and highest percentage of college graduates in China. Beijing is the only region in China where the service sector is a major contributor to the economy. This sector, which includes financial services, computer services, real estate services and media, attracts significant foreign investment. The rapid shift to a service-based economy has resulted in a large concentration of younger residents in this city, most of whom earn far above average incomes when compared to the national average. Beijing is currently the "most wired" city in China and is home to over 21% of China's Internet market.

     We have entered into a cooperation agreement with the Second Institution of the Aerospace Machine & Electronic Group ("AMEG"), to provide Internet services for the region of Beijing. AMEG's current scope of business includes telephone communications, computer network communications, cable television networks, and fiber-optic cable networks. We will leverage AMEG's market penetration to develop and expand a diverse customer base in this region.


                           Guangdong

     Guangdong is China's fifth most populous province but has the largest economy of all the provinces. Guangdong has continued to experience a rise in urbanization in the past few years and has had increases in foreign investment and trade, which can be attributed to Guangdong's proximity to Hong Kong. This province receives approximately 28% of all foreign direct investment coming into China. The residents of Guangdong recognize the need for education in order to succeed in China's new economy and place an emphasis on educational achievements. The region's economic growth has lead to increased levels of personal income which has resulted in a growth of computer ownership as well as Internet usage in Guangdong.

     As with the other target markets, we will focus our efforts on the local and foreign owned corporations and educational institutions, as well as individuals.



     COMPETITION

     The Internet market in China is new and rapidly evolving. Competition is intense and is expected to increase significantly in the future because barriers to entry in our market are not insurmountable. While the Chinese government tightly controls ISP licenses in Chengdu and throughout China, the Chinese government has granted and will continue to grant licenses to competitors that intend to enter our market. Currently, our competitors include China Telecom, China Unicom and China Gitong Telecom.

     A number of existing or new Internet service providers, including those controlled or sponsored by Chinese government entities, may have competitive advantages over us in terms of brand recognition, financial and technical resources, and better access to capital needed to develop and expand their infrastructure and technical capabilities.

     However, we believe we have some competitive advantages over our competitors. Our strong development team, advanced technology and strategic partnerships provide us with the ability to provide reliable, consistent service and support that surpass our competition in China.

     Our existing competitors may in the future achieve greater market acceptance and gain additional market share. It is also possible that new competitors may emerge and acquire significant market share. We believe the rapid increase in China's online population will draw more attention from these multinational players to the Chinese Internet market.


     STRATEGIC ALLIANCE WITH CATHAYONE INC.

     On June 30, 2000, we sold CMD Capital Limited ("CMD") to Premier Brands Inc. (now known as CathayOne Inc. or "CathayOne") in consideration for 1,750,000 of shares of common stock of Premier Brands. Through this transaction, we received approximately 6% equity interest in CathayOne, enabling the two companies to develop a strong strategic alliance.

     CMD is the owner of PRCInvest.com, a bilingual financial portal to be launched that will provide users with up-to-the-second financial information as well as advanced services such as on-line stock trading. We estimated that a significant amount of capital would be needed to fully develop this content portal. We believe that this sale will relieve us from capital requirements needed for such development. By significantly reducing our projected expenditures for content development, we are able to focus our financial and managerial resources on developing our Internet connectivity and communication services. As a result of the sale of our interest in CMD, we are no longer focusing on developing our own Internet content sites.

     We may assist CathayOne in the implementation of a broad array of services, including Web hosting, Web development and strategic planning.


     EMPLOYEES

     We presently have a growing team of approximately 80 experienced and talented employees, including a senior management team experienced in the
Internet industry in China. The cultural diversity of the team allows CathayOnline to function effectively in a multilingual, multicultural business environment in Asia and the United States. Our emphasis on maintaining a strong local presence in the markets in which we operate allows us to better understand market needs, to stay close to customers and to maintain strong strategic business relationships.


     GOVERNMENT REGULATIONS

     In order to take advantage of the tremendous flow of information, the Chinese government is encouraging foreign investment and assistance in developing its telecommunications and technology infrastructure. We are in a select position to achieve a major role in the development of China's telecommunication technology.

     Internet services are treated as value-added information/telecommunications services, which are subject to telecommunications regulations. The telecommunications regulations explicitly state that foreign companies or nationals are allowed to be involved in equipment manufacturing, system installation, and management consultation. Foreign companies have and will continue to have an active role in system integrating and equipped sales. However, foreign companies or nationals are not permitted to directly own or operate basic and value-added information/telecommunication services including Internet content provider (ICP) and ISP.

     Foreign corporations have in the past worked around these prohibitions by forming a joint venture with the functioning operation of another Chinese business entity. Many foreign companies have already adopted the joint venture approach in the cellular and paging services markets. Foreign corporations, such as Prodigy, have created a joint venture with China North Industries Corp. Group, and there are dozens of smaller companies from North America that have followed this approach.

     With respect to foreign investments in Internet services, many foreign companies entered into strategic alliance with Chinese ICPs or ISPs. The Chinese regulations prohibit any foreign investments in ICPs or ISPs. However, foreign companies are permitted to provide technology services or management consultancy services to Chinese ICPs and ISPs. Foreign companies are also entitled to receive payments from those ICPs and ISPs for the provision of such technology and/or management consultancy services. This policy has provided foreign companies a practical way to gain entry into China Internet services business without undue regulatory risks.

     In August 2000, LycosAsia, a foreign invested company, successfully obtained an ICP license in Shanghai. It has been regarded by some IT business and legal professionals as a positive signal that China will allow foreign investments in ICPs.

     On May 24, 2000, the United States House of Representatives voted to grant China Permanent Normal Trade Relation (PNTR) status, a prelude to full membership in the World Trade Organization ("WTO"). Recently, the U.S. Senate also voted in favor of granting PNTR status to China. The PNTR and China's pending entry into the WTO bodes well for China businesses and companies doing business in China, particularly companies like us who have created strong economic ties within China prior to its entry into the WTO.

     WTO membership for China is expected to stimulate spending on China's Internet and telecommunications infrastructure. China's current commitment to developing its telecommunications and technology infrastructure contemplates opening up the telecommunications sector to foreign direct investment and to businesses providing telecommunication services of all types. China has agreed to eliminate foreign equity restrictions and has agreed to accede to the Basic Telecommunications & Financial Services Agreement while "grand fathering" current market access for all U.S. service providers. This is expected to benefit existing U.S. service providers in China.

     By virtue of the Basic Telecommunication & Financial Service Agreement, China will become a member of the Basic Telecommunications Agreement(BTA). Chinese government also promises the following after its entry into WTO:

o China will phase out all geographic restrictions for (i) paging and value-added services in two years; (ii) mobile/cellular in five years and (iii) domestic wire line services in six years. China's key telecommunication services corridors in Beijing, Shanghai, and Guangzhou, which represents approximately 75% of all domestic traffic, will open immediately on accession to the WTO in all telecommunications services.

o China will allow up to 49% foreign investment in all telecommunication services industry, and will allow up to 50% foreign ownership for value added services in two years and paging services in three years. Currently, China allows no foreign investment in telecommunications services industry.

o China will allow up to 25% foreign investment in Chinese Internet service providers, and the percentage will increase to 49% after three years. Foreign investors are allowed to have 30% shareholdings in Chinese ICP and other value-added services in Beijing, Shanghai and Guangzhou. This percentage will increase to 50% after two years and the geographic restrictions will be eliminated.

     We believe that we are well positioned to seize the opportunity offered by China's entry into the WTO and to expand our role and involvement in Chinese telecommunications and Internet participation. Our management team has been working within China for many years and has developed relationships in China which will prove to be of immeasurable financial value to the Company in the years ahead.



     FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. We use words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Some of the risks and uncertainties that could cause the Company's actual results to differ significantly from management's expectations are described below. These are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business. If any of the following risks actually occur, our business, operating results or financial condition could be materially adversely affected.

     IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS BECAUSE WE HAVE A LIMITED OPERATING HISTORY. We began exploring the possibility of entering into the Internet business in China in January 1999 and reached an agreement with Sichuan Guo Xun in September 1999 to render the consulting services described in the agreement between us. Accordingly, we have had only a very limited operating history upon which to evaluate our business and prospects. As a young company, we face risks and uncertainties relating to our ability to successfully implement our business plan. Being a company in its early stage of development and doing business in the new and rapidly evolving markets in China, we may encounter great difficulties and incur substantial expenses in:

     - building a subscriber base for the Internet services offered by Sichuan Guo Xun or to be offered by Beijing CathayOnline;

     - successfully marketing our Web-based e-mail and advanced messaging services; and

     - promptly addressing the challenges faced by early stage companies which do not have an experience or performance base upon which to draw.

     If we do not successfully address these risks and uncertainties, our business, operating results and financial condition will be materially adversely affected.

     WE HAVE A HISTORY OF LOSSES, WE EXPECT TO LOSE MONEY IN THE FUTURE AND WE MAY NOT ACHIEVE OR SUSTAIN PROFITABILITY. We have not generated any meaningful revenues from our current business operations, and our operating costs have exceeded our revenues for all quarters during which we have been engaged in the Internet services and Web-base e-mail businesses. We expect to continue to lose money at least through the end of fiscal year 2001. We incurred net losses from operations of approximately $1.66 million for the fiscal year ended June 30, 2000. We may never generate revenues sufficient to offset expenses and we may never become profitable. We have historically funded our operations by selling stock and not by generating income from our business.

     WE REQUIRE  ADDITIONAL  FUNDS TO  IMPLEMENT  OUR CURRENT  PLANS AND FINANCE
FUTURE GROWTH. Our business model assumes that we will be able to raise substantial additional funds to implement the full range of products and services we plan to offer. We will seek to obtain additional funds through sales of equity and/or debt securities, or other external financing in order to fund our current operations and to achieve our business plan. We cannot be sure that any additional capital resources will be available to us, or, if available, will be on terms that will be acceptable to us. Any additional equity financing will dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to execute our business plan and our business could be materially and adversely affected.

     OUR MANAGEMENT HAS LIMITED EXPERIENCE OPERATING A PUBLIC COMPANY. No member of our current management team has ever operated a public company. We must develop the skills and knowledge required to operate effectively as a public company, and there can be no assurance that we will be able to do so. If we are not successful in developing these skills or do not retain individuals who have significant experience operating a public company, we may never be able to implement all or any portion of our business plan and our business could be materially and adversely affected.

     WE MAY FACE RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS, INVESTMENTS, STRATEGIC PARTNERSHIPS OR OTHER VENTURES. As part of our long-term growth strategy, we may seek to acquire or make investments in complementary businesses, technologies, services or products or enter into strategic relationships with parties who can provide access to those assets. We may not be able to identify or complete such transactions. Moreover, acquisitions often involve a number of special risks such as difficulty integrating acquired operations, products, services and personnel; inability to retain acquired subscribers; inability to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures, and policies; inability to retain the key personnel of the acquired company; failure by the acquired business to achieve the revenues and earnings we anticipated; and liability for contingent and other liabilities, not previously disclosed to us, of the companies that we acquire. We may not be able to successfully overcome problems encountered in connection with potential future acquisitions. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur indebtedness or issue equity securities to pay for any future acquisitions.

     WE DEPEND ON OUR RELATIONSHIP WITH SICHUAN GUO XUN TO GENERATE REVENUES AND OUR BUSINESS COULD SUFFER IF THIS RELATIONSHIP IS TERMINATED. Our agreement with Sichuan Guo Xun extends through March 2003. This agreement may be terminated early in certain circumstances. If this relationships is terminated early, we will be unable to recover the costs and expenses associated with building our operations in these markets. If Sichuan Guo Xun terminates our relationship prior to or upon the expiration of our agreement with it, it is unlikely that we could reach an agreement with an existing private ISP in China and our business would be materially adversely affected.

     IF WE FAIL TO EFFECTIVELY MANAGE OUR GROWTH, OUR BUSINESS WILL SUFFER. If the Internet and Web-based e-mail and messaging services become as widely used in China as we expect and as estimates suggest and our business grows correspondingly, this rapid growth will place a significant strain on our managerial, operational, financial and information systems resources. To accommodate any significant increase in our size and manage our growth, we must implement and improve these systems and attract, train, manage and retain qualified employees. These demands will require us to add new management personnel and develop new expertise. If we fail to successfully manage our growth, our ability to maintain and increase our subscriber base will be impaired and our business will suffer.

     WE RELY ON THIRD PARTIES TO PROVIDE SOFTWARE AND HARDWARE TO KEEP PACE WITH TECHNOLOGICAL CHANGE AND EVOLVING INDUSTRY STANDARDS AND REMAIN COMPETITIVE. Both the Internet services market and Web-based e-mail and advanced messaging market are characterized by rapidly changing technology, evolving industry standards, changes in subscriber needs and frequent new services and product introductions. No assurance can be given that our software providers will develop or offer to us new products and services to enhance our Web-based e-mail and advanced messaging services. In addition, we depend on certain suppliers of hardware and software components to build Sichuan Guo Xun's ISP business. We acquire a majority of our networking service components, including terminal servers and high-performance routers, from only a few companies, including Cisco Systems, Sun Microsystems and Hewlett Packard, all of which are located in the United States. We have experienced and may in the future experience delays in delivery of new modems, terminal servers and other equipment. If delays are severe, all of Sichuan Guo Xun's incoming modem lines may become full during peak times, resulting in busy signals for subscribers who are trying to connect to Sichuan Guo Xun. We have lost and may in the future lose customers as a result.

     ANY DECLINE IN OUR SUBSCRIBER RETENTION LEVELS WILL ADVERSELY AFFECT US. Our new subscriber acquisition costs, both with respect to the Internet access services provided by Sichuan Guo Xun and the Web-based e-mail and advanced messaging services that we will provide, will be substantial relative to the monthly fees we expect to charge. Accordingly, our long-term success largely depends on our retention of existing members. While we have invested and will continue to invest significant resources in our infrastructure and technical and member support capabilities, it is relatively easy for Internet users and Web-based e-mail and advanced messaging customers to switch to competing providers. We have lost a substantial number of subscribers in Chengdu. Any significant loss of members will substantially decrease our expected revenue and cause our business to suffer.

     WE MAY BE SUBJECT TO LIABILITY AND OUR REPUTATION MAY SUFFER BECAUSE OF SPAMMING, LOST OR MISDIRECTED MESSAGES OR OTHER PROBLEMS. Even to the extent these claims do not result in liability, we could incur significant costs in investigating or defending against these claims, or in implementing measures to reduce our exposure to such liability. These types of claims may also hurt our reputation which is crucial to our business.

     DISRUPTIONS CAUSED BY SYSTEM FAILURES COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS. We expect to derive the vast majority of our revenues for the foreseeable future from our relationship with Sichuan Guo Xun, which provides Internet access services to residents of Sichuan Province, China, and the Web-based e-mail and advanced messaging services provided to our subscribers. These services are provided over telecommunications lines leased from China's national telecommunications monopolies such as China Telecom and China Unicom, upon which we are dependent for physical repair and maintenance of the leased lines. We have no or little control over how the Chinese telephone companies conduct their business and cannot cause any of these entities to take steps necessary to protect our interests, such as creating back-up systems to which we could turn in the event of an interruption in service.

     SICHUAN GUO XUN'S NETWORKS ARE SUBJECT TO SECURITY RISKS AND INAPPROPRIATE USE BY INTERNET USERS THAT COULD INTERRUPT OUR SERVICES. The future success of our business will depend on the security of the third-party networks. Despite implementation of security measures, we remain vulnerable to computer viruses, sabotage, break-ins and similar disruptive problems caused by subscribers or other Internet users. Any breach of Sichuan Guo Xun's network security or other inappropriate use of the network through which we conduct our businesses, such as the sending of excessive volumes of unsolicited bulk e-mail or "spam," could lead to interruptions, delays, or cessation of services to our subscribers. Our subscribers, in turn, could terminate their membership or assert claims against us. Third parties could also potentially jeopardize the security of confidential information stored in the computer systems of Sichuan Guo Xun or our subscribers' computer systems by their inappropriate use of the Internet (e.g., "cracking" or "hacking"), which could cause losses to our subscribers or us or deter potential customers from subscribing to our services. Although we intend to continue to implement security measures with respect to Sichuan Guo Xun, "hackers" have circumvented measures taken by other ISPs in the past, and these hackers may be able to circumvent the security measures in the future. To fix problems caused by computer viruses or other inappropriate uses or security breaches, we may have to interrupt, delay, or cease service to our subscribers.

     OUR SERVICES AND REPUTATION MAY BE ADVERSELY AFFECTED BY SOFTWARE DEFECTS. Our services depend on complex software developed by third parties. Software often contains defects, particularly when first introduced or when new versions are released. These defects could cause service interruptions that damage our reputation, increase our service costs, cause us to lose revenue, delay market acceptance or divert our development resources, any of which could materially adversely affect our business, operating results and financial condition.

     FAILURE TO PAY ROYALTIES MAY RESULT IN THE LOSS OF TORCHMAIL. We are required to pay to the seller of TorchMail royalties based upon the number of Seats (e-mail boxes) we service ranging from between $.01 to $.10 per Seat per month. If we fail to make these payments, or otherwise breach our agreement with the seller of TorchMail, we will lose our right to TorchMail and we would lose the entire amount we have invested in this business through the date of any such forfeiture. The loss of TorchMail would have an adverse effect on our business.

     IF WE ARE UNABLE TO RETAIN KEY EXECUTIVES OR HIRE NEW QUALIFIED PERSONNEL, OUR BUSINESS WILL BE ADVERSELY AFFECTED. Our success greatly depends on our ability to attract and retain key technical, sales, marketing, information systems, and financial and executive personnel. We are especially dependent on the continued services of our senior management team, particularly Brian Ransom, our President, and Owen Li, our General Manager of Chinese operations. We have entered into employment agreements with each of Mr. Ransom and Mr. Li. However, these agreements are terminable by us and each of these employees. All other members of our senior management team can terminate their employment at any time. If we fail to attract, hire or retain the necessary personnel, or if we lose the services of any member of our senior management team, our business could be adversely affected.

     WE MUST ESTABLISH, MAINTAIN AND STRENGTHEN OUR BRANDS TO REMAIN COMPETITIVE. To be successful, we believe that we must establish and maintain our brands. We must succeed in our marketing efforts, provide high-quality services and increase our user base to build our brand awareness. If consumers, Web portals, businesses or advertisers do not perceive our services to be of high quality, or if users reject our new services, the value of our brands would be diluted. If we are unable to establish and maintain our brands, our business, operating results and financial condition would be materially adversely affected.

     WE MUST COMPETE SUCCESSFULLY WITH OUR COMPETITORS IN ORDER TO MAINTAIN OUR BUSINESS. Both the ISP industry and Web-based e-mail and advanced messaging industries in the geographic areas where we do business are highly competitive. The ISP industry in China is dominated nationally and in each province by government-owned ISPs. These entities are significantly larger and possess greater financial and personnel resources than do Sichuan Guo Xun or us. Furthermore, these ISPs have access to inexpensive telecommunications lines and can charge significantly lower prices than Sichuan Guo Xun. In order to be competitive with and overcome the inherent advantages possessed by these entities, we will have to offer higher quality Internet access services by decreasing the subscriber-to-line ratio and providing faster and more reliable services. In addition, if the Chinese government relaxes constraints on licensing and other impediments to entering the provincial ISP market, we can expect many new entrants into the market, both Western and Asian, most of which will have substantially greater resources than we have at our disposal. We can offer no assurance that we will be able to compete successfully against public or private ISPs now existing or which may enter the market in the future. It's also expected additional companies will offer Web-based e-mail and advanced messaging services in China to avail themselves of the enormous potential which exists. Many of the entities which we expect would enter the market are substantially larger and have greater financial, technical and personnel resources than we do. There can be no assurance that we will be able to compete successfully against any of our competitors in the Web-based e-mail and advanced messaging industry.

     WE MUST DEVOTE SIGNIFICANT MANAGERIAL, TECHNICAL AND FINANCIAL RESOURCES TO OUR STRATEGIC RELATIONSHIP WITH SICHUAN GUO XUN AND THIS RELATIONSHIP MAY NOT PROVE TO BE PROFITABLE. Our strategic relationship with Sichuan Guo Xun requires that we devote significant managerial, technical and financial resources to this relationship. Our agreement with Sichuan Guo Xun requires us to support its operations by contributing hardware and software to our Chinese subsidiary (Sichuan CathayOnline), which will require a substantial capital contribution. We have invested significant resources in our Chinese subsidiary to enable it to purchase additional hardware and other capital equipment used in the provision of Internet access services and to provide service and support in order to achieve our expansion and growth objectives, and we expect to provide substantial additional capital in the future. If we are unable to provide this additional capital to purchase hardware and software on a timely basis, Sichuan Guo Xun may terminate our relationship. We may fail to generate sufficient revenues from these operations to offset the expenses and resources we devote to developing, maintaining and enhancing such services. This relationship may also divert our resources and our management's time and attention from our other services, including our e-mail and advanced messaging services. These risks and uncertainties could result in material adverse effects upon our business, operating results and financial condition.

     SICHUAN GUO XUN IS DEPENDENT ON NATIONAL TELECOMMUNICATIONS CARRIERS FOR CONNECTIONS AND IS SUBJECT TO THEIR LINE CHARGES. Sichuan Guo Xun relies on traditional telecommunications carriers to transmit its traffic over local and long distance networks, both with respect to dial-up service for its subscriber base as well as for line charges which connect it to China's Internet backbone. Specifically, it relies on the Chinese telephone monopolies such as China Telecom and China Unicom. The benefits of competition and alternative sources of supply are not present in these markets. These entities can set rates and charges for Sichuan Guo Xun's lines while competing only against themselves. Although line rates and charges have been reduced since the break-up of China Telecom into several government owned telecommunications carriers, there can be no assurance that line rates will continue to decrease or that rates will not increase in the future. Sichuan Guo Xun will have to pay the line rates charged by these entities to continue in business. Although we have been assured that additional lines are available, these entities may deny or delay the allocation of leased lines to Sichuan Guo Xun for no reason. Any drastic increase in the rates charged by the telecommunications monopolies for access lines or any failure to obtain additional lines will adversely affect our business and potentially slow our growth. In addition, these networks may experience disruptions and capacity constraints that are not easily remedied. Sichuan Guo Xun has no means of replacing these services.

     IF SICHUAN GUO XUN DOES NOT SUCCEED IN DEVELOPING SUFFICIENT NETWORK CAPACITY, IT MAY LOSE CUSTOMERS. The success of Sichuan Guo Xun will depend, in part, on the capacity, reliability and security of its network. Sichuan Guo Xun's network includes computers, servers, routers, modems and other related hardware and software. While Sichuan Guo Xun has not experienced network capacity constraints to date, such constraints (e.g., the ability to obtain additional dial-up telephone numbers and telecommunications lines by which subscribers access Sichuan Guo Xun) may occur in the future, if Sichuan Guo Xun grows as we anticipate. These capacity constraints may result in slowdowns, delays or inaccessibility when subscribers try to use a particular service. Poor network performance could cause subscribers to terminate their membership with us. To reduce the probability of such problems, we will be required to expand and improve Sichuan Guo Xun's network. Such expansion and improvement will be very costly and time consuming. We may not have sufficient funds or otherwise be able to expand or adapt Sichuan Guo Xun's network to meet additional demand or changing subscriber requirements on a timely basis or at a commercially reasonable cost.

     BECAUSE SICHUAN GUO XUN LACKS FULL BACK-UP OF ITS COMPUTER SYSTEMS, A SYSTEMS FAILURE COULD PREVENT IT FROM OPERATING ITS BUSINESS. Sichuan Guo Xun relies on the Internet and, accordingly, upon the continuous reliable and secure operation of its Internet servers, hardware, software and infrastructure, such as leased lines from telecommunications service providers operated by the government of China. While Sichuan Guo Xun does have limited back-up capability, it does not have full redundancy of all of its computer and telecommunications systems. As a result, failure of key primary or back-up systems to operate properly could lead to a loss of customers and damage Sichuan Guo Xun's reputation. We are working to increase the extent of the redundancy of Sichuan Guo Xun's systems to lessen the effects of any system failure, but we cannot make any assurance that existing back-up systems or those implemented in the future will be sufficient to avoid the problems which may result from a failure of existing systems.

     OUR BUSINESS DEPENDS ON CONTINUED GROWTH OF THE INTERNET IN CHINA. Although we believe that computer and Internet usage and the popularity of Web-based e-mail and advanced messaging services in China will continue to grow, we cannot be certain that this growth will continue or that it will continue in its present form. The growth of computer usage and the Internet in China is constrained by the cost of computers and other Internet access devices to Chinese people relative to their annual income and current technology infrastructure. No assurance can be given that computers or other Internet access devices will be offered at prices within the budget of the average Chinese consumer or that the technological infrastructure will be enhanced. If Internet usage declines in China or evolves away from our business, our growth will slow or stop and our financial results will suffer.

     RECENTLY ENACTED CHINESE LAWS RELATING TO THE ABILITY OF COMPANIES ENGAGED IN INTERNET ACTIVITIES IN CHINA TO TRADE PUBLICLY COULD NEGATIVELY IMPACT OUR BUSINESS. New rules adopted by the Chinese government which have not yet been formally announced provide that companies (whether organized in China or overseas) engaged in Internet activities in China would be required to secure approval from Chinese authorities to list their shares in the overseas markets, including the United States. We may be required to obtain approval of the Chinese government to undertake an offering of our securities or for seeking a listing on the NASDAQ market. We can provide no assurance that we will be successful in obtaining the approval of the Chinese government to any offering of securities we may wish to undertake or to the listing of our securities on the NASDAQ Stock Market or other exchange. If we cannot obtain Chinese government's approval to such offering or listing, we may have to forego opportunities in this potentially lucrative field which could materially adversely effect our future results of operations.

     INCREASED GOVERNMENT REGULATION IN CHINA MAY INCREASE OUR COST OF DOING BUSINESS OR CAUSE US TO CHANGE THE WAY WE CONDUCT OUR BUSINESS. Any new legislation or regulation adopted by the Chinese government regarding the Internet, or the uncertainty relating to the application of existing laws and regulations to the Internet, could materially adversely affect our business, operating results and financial condition. Legislation could impair the growth of the Internet and decrease the acceptance of the Internet as a communications and commercial medium. This could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, financial condition and operating results. Further, the growth and development of the Internet messaging market may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business online. These laws may impose additional burdens on our business. For example, because we rely on the collection and use of personal data from our users for targeted advertisements, any laws or regulations that restrict our ability to collect or use such information may harm us. Hong Kong has enacted laws or adopted regulations that prevent Internet companies or Web portals from selling any information collected from users.

     WE MAY BE SUBJECT TO CRIMINAL PENALTIES, INCLUDING REVOCATION OF OUR LICENSE TO DO BUSINESS IN CHINA IF WE ARE SUBJECT TO CLAIMS BASED ON THE NATURE AND CONTENT OF MATERIALS TRANSMITTED THROUGH OUR WEB-BASED E-MAIL AND MESSAGING SERVICES. Online content restrictions in China are extremely broad and cover many areas (e.g., national security, state secrets, infringement on State, social or collective interests, or the legal rights and interests of citizens) and prohibit the transmission of indecent or obscene information and content. While we are unaware of any enforcement of these laws by the Chinese government in connection with the content of e-mail and online messages, the Chinese government could successfully use these laws to terminate operations of Web-based e-mail and messaging providers licensed to operate in China. As a provider of Web-based e-mail and messaging services, we may be subject to legal claims based on the nature and content of the materials transmitted by e-mail. We do not and cannot screen all of the content generated by our users and we could be exposed to liability with respect to this content.

     REGULATION OF THE INTERNET AND INFORMATION INDUSTRY IN CHINA MAY ADVERSELY AFFECT OUR BUSINESS. The Chinese government has enacted regulations governing the provision of ISP services, Internet access and the distribution of news and other information. The Chinese government regulates access to the Internet by imposing strict licensing requirements and requiring ISPs in China to use the government operated international inbound and outbound Internet backbones (the telephone lines which connect China's domestic Internet network with the international Internet network). Sichuan Guo Xun has been issued the license required to offer Internet access services in the Province of Sichuan. There can be no assurance that Sichuan Guo Xun will retain its license. The Ministry of Information Industry has published implementing regulations that subject online information providers to potential liability for content included on their portals and the actions of subscribers and others using their systems, including liability for violation of Chinese laws prohibiting the distribution of content deemed to be socially destabilizing. Because many Chinese laws, regulations and legal requirements with regard to the Internet are relatively new and untested, their interpretation and enforcement of what is deemed to be socially destabilizing by Chinese authorities may involve significant uncertainty. In addition, the Chinese legal system is a civil law system in which decided legal cases have little precedential value. As a result, in many cases it is difficult to determine the type of content that may result in liability. We cannot predict the effect of further developments in the Chinese legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. Periodically, the Ministry of Public Security has stopped the distribution of information over the Internet which it believes to be socially destabilizing. The Ministry of Public Security has the authority to cause any local ISP to block any Web site maintained outside of China at its sole discretion. Web sites that are or have been blocked in China include many major news-related Web sites such as www.cnn.com, www.latimes.com, www.nytimes.com and www.appledaily.com.hk. The Chinese government also has expressed its intention to closely control possible new areas of business presented by the Internet, such as Internet telephony. We cannot provide assurance that we will be able to obtain any necessary license required in the future or that future changes in Chinese government policies affecting the provision of ISP services, information services, including the provision of online services, will not impose additional regulatory requirements on us or our strategic partner, intensify competition in the Chinese information industry or otherwise have a material adverse effect on our business, financial condition and results of operations.

     THERE ARE ECONOMIC RISKS ASSOCIATED WITH DOING BUSINESS IN CHINA. The Chinese economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. There can be no assurance that such growth will not continue to decrease or that any slow down will not have a negative effect on our business. The Chinese economy is also experiencing deflation which may continue in the future. The current economic situation may adversely affect our profitability over time as expenditures for advertisements may decrease due to the results of slowing domestic demand and deflation. In addition, the international financial markets in which the securities of the Chinese government, agencies and private entities are traded also have experienced significant price fluctuations upon speculation that the Chinese government may devalue the Renminbi which could increase our costs relative to our revenues from China.

     CHANGES IN CHINA'S POLITICAL AND ECONOMIC POLICIES COULD HARM OUR BUSINESS. The economy of China has historically been a planned economy subject to governmental plans and quotas and has, in certain aspects, been transitioning to a more market-oriented economy. Although we believe that the economic reform and macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of China, we cannot predict the future directions of these economic reforms or the effects these measures may have on our business, financial position or results of operations. In addition, the Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD. These differences include economic structure, level of government involvement in the economy, level of development, level of capital investment, control of foreign exchange, inflation rates, methods of allocating resources, and balance of payments position. As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

     RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO UTILIZE OUR REVENUES EFFECTIVELY. We expect to derive a significant portion of revenues in the form of Renminbi. Although Chinese governmental policies were introduced in 1996 to allow greater convertibility of the Renminbi, significant restrictions still remain. We can provide no assurance that the Chinese regulatory authorities will not impose greater restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China.

     A CHANGE IN CURRENCY EXCHANGE RATES COULD INCREASE OUR COSTS RELATIVE TO OUR REVENUES. We expect to generate a significant portion of our revenues in Renminbi and to incur a significant portion of our expenses and liabilities in Renminbi and U.S. dollars. As a result, we are subject to the effects of exchange rate fluctuations with respect to any of these currencies. We have not entered into agreements or purchase instruments to hedge our exchange rate risks although we may do so in the future.

     THE UNCERTAINTY OF THE ENFORCEABILITY OF OUR CONTRACTUAL RIGHTS MAY HAVE A SERIOUS ADVERSE IMPACT ON OUR BUSINESS. The legal system in China is still at a developmental stage. There are uncertainties in terms of the predictability and transparency of its laws and regulations. The judicial system is relatively young. As a result, our contractual rights in China are subject to these uncertainties. We may have serious disruptions and suffer significant losses in terms of business opportunities and operations if our contractual rights cannot be fully enforced.



     CORPORATE HISTORY

     We were incorporated in the State of Nevada on September 20, 1995 under the name Kyocera Management, Ltd. We were initially incorporated to allow for the issuance of up to 25,000 shares of no par value common stock. On January 5, 1998, we amended our Articles of Incorporation to allow for the issuance of up to 50,000,000 shares of $0.001 par value common stock.

     We were inactive from our inception through December 1998. In December 1998, we sold 5,785,500 shares of our common stock to a group of individuals, including members of our current Board of Directors, in consideration of $57,850 in cash and services rendered. The members of the then Board of Directors resigned and appointed Mr. Brian Ransom, our current President, as a Director. We subsequently commenced our Internet services business. In April 1999, we changed our company name to CathayOnline Inc.

     On January 18, 2000, we entered into an Acquisition Agreement and Plan of Merger whereby we acquired all of the outstanding shares of Lazzara Financial Asset Recovery, Inc., an inactive Nevada corporation ("Lazzara"), in exchange for 25,000 shares of our common stock. In connection with the merger, we also incurred professional fees of $250,000 in cash and 225,000 shares issued for services rendered. We are the surviving entity in the merger. Lazzara was registered under the Securities Exchange Act of 1934 (the "Exchange Act") and was required to file reports under the Exchange Act. We elected to succeed to Lazzara's reporting requirements under the Exchange Act, as permitted by Section 12g-3(b) thereof, and as a result became a reporting company under the Exchange Act on January 18, 2000. Accordingly, we now are required to file reports with the Securities and Exchange Commission under the Exchange Act commencing upon the filing of the Current Report on Form 8-K filed on January 18, 2000. As a consequence of the merger and our election to succeed to Lazzara's reporting requirements under the Exchange Act, our common stock remained eligible for trading and continues to trade on the Over-the-Counter Electronic Bulletin Board.


     AVAILABLE INFORMATION

     The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. Any document the Company files with the Commission may be read or copied at the Commission's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the public reference room. The Company's Commission filings are also available to the public at the Commission's Web site at http://www.sec.gov.




ITEM 2.  PROPERTIES.

     We maintain our principal executive office at 437 Madison Avenue, 33rd Floor, New York, New York 10022 where we lease approximately 2,500 square feet of office space at a cost of $13,260 per month through June 30, 2005.

     We lease approximately 4,200 square feet of office space at 543 Granville Street, Vancouver, British Columbia, Canada. We have leased this space for a term of five years through April 2005 at a monthly rent of approximately $6,818.

     Our Sichuan operations are run from a 12,100 square foot office located in the City of Chengdu, Sichuan Province. We have leased this space through August 2004 at a monthly rent of approximately $7,300.

     We also entered into an agreement to lease approximately 3,300 square feet of office space at No. 6, Ritian Road, Chao Yang District, Beijing for a period of two years at a monthly rent of $6,311 and took possession of this space on May 1, 2000. We have the right to extend the lease for five one-year periods on terms to be agreed upon by the parties prior to each extension.

     We believe that our offices in New York and Vancouver are sufficient for our present and future needs. Should additional space be required, we believe that additional space is available in each of these geographic areas at competitive prices. If our business grows as we anticipate, we expect to require additional office space in Chengdu, Beijing and Guangdong. We are confident that sufficient additional office space is available in the respective areas on commercially competitive terms.


ITEM 3.  LEGAL PROCEEDINGS.

     The Company currently is not involved in any litigation the outcome of which would have a material adverse effect on the Company's financial position, results of operations and net cash flow.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted for a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 2000.





     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On June 30, 2000, the closing bid price per share of our common stock was $.4375. The following table sets forth the quarterly high and low closing bid and closing ask prices (in U.S. dollars) for our common stock for the period August 26, 1998 through the last quarter of fiscal year ended June 30, 2000:

                                                                  Closing Bid
For the quarter ended                   High                           Low
-----------------------------           --------------        -------------
August 26 through September 30, 1998        UNPRICED
December 31, 1998                                    $1.50             $ .01
March 31, 1999                                       $1.25             $ .50
June 30, 1999                                        $1.25             $ .31
September 30, 1999                                   $ .99             $ .50
December 31, 1999                                    $3.37             $0.31
March 30, 2000                                       $2.00             $1.25
June 30, 2000                                        $1.93             $0.44

Source: National Quotation Bureau, LLC


     The foregoing data represents prices between dealers and does not include retail mark-ups, mark-downs or commissions, nor does such data represent actual transactions or adjustments for stock-splits or dividends.


     DIVIDEND

     To date, we have not declared or paid dividends on our common stock. We presently plan to retain earnings, if any, for use in our business.


     TRADING MARKET

     Our common stock trades on the NASD Electronic Bulletin Board under the symbol "CAOL.BB".


     PRINCIPAL MARKET MAKERS

     On June 30, 2000, there were 22 active market makers of our common stock.


     NUMBER OF SHAREHOLDERS OF RECORD

     At June 30, 2000, there were approximately 400 shareholders of record of our common stock.


     RECENT SALES OF UNREGISTERED SECURITIES

     During the fiscal year ended June 30, 2000, the Company issued 2,500,000 shares pursuant to Regulation S under the Securities Act of 1993, as amended (the "Securities Act"). The shares were issued for the acquisition of TorchMail at $0.53 per share.

     During the fiscal year ended June 30, 2000, the Company issued 2,500,000 shares pursuant to Regulation S under the Securities Act. The shares were issued for cash and at $0.375 per share.

     During the fiscal year ended June 30, 2000, the Company issued 213,793 shares pursuant to Regulation S under the Securities Act. The shares were issued for a cashless exercise of warrants at $0.35 per share.

     During the fiscal year ended June 30, 2000, the Company issued 100,000 shares pursuant to Regulation S under the Securities Act. The shares were issued for cash on the exercise of warrants at $0.35 per share.

     During the fiscal year ended June 30, 2000, the Company issued 250,000 shares pursuant to Rule 701 under the Securities Act of 1933, as amended. The shares were issued for the acquisition and merger of Lazzara Financial Asset Recovery Inc. at $1.38 per share.

     In March and April 2000, the Company issued 775,000 shares of common stock, valued at $1.38, as part of the purchase price for a controlling interest in CMD Capital Limited, a Hong Kong enterprise. The transaction was a private placement and exempt from registration pursuant to Rule 701 under the Securities Act of 1933, as amended.

     In April, 2000, the Company completed a private placement of 9,751,470 Units at $.70 per Unit, consisting of one share of common stock and one redeemable common stock purchase warrants. The transaction was a private placement and exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended.

     During the fiscal year ended June 30, 2000, the Company issued 1,136,301 shares pursuant to Regulation S, Rule 701 and Rule 144 promulgated by the United States Securities and Exchange Commission. The shares were issued for services at the market value of the shares at prices from $0.38 to $1.75 per shares.



ITEM 6.  SELECTED FINANCIAL DATA.

     The consolidated statement of income data set forth below with respect to the years ended June 30, 1998, 1999 and 2000, and the consolidated balance sheet data at June 30, 1999 and 2000, are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of income data for the years ended June 30, 1996 and 1997 and the consolidated balance sheet data at June 30, 1996, and 1997 are derived from audited consolidated financial statements of the Company not included herein. The data presented below are qualified by reference to Consolidated Financial Statements included elsewhere in this filing and should be read in conjunction with such financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.


                                                             Fiscal Years Ended June 30,
                             --------------------------------------------------------------------------------------------
                                 1996 (1)           1997 (1)          1998 (1)             1999               2000
                             -----------------  ----------------- ------------------ -----------------  -----------------
Income Statement Data:
   Net sales                         $      -           $      -           $      -          $      -           $      -
   Operating loss                       (507)              (640)            (2,353)         (322,038)        (4,876,905)
   Other income, net                        -                  -                  -                 -          3,212,540
                             -----------------  ----------------- ------------------ -----------------  -----------------

   Net loss                            $(507)             $(640)           $(2,353)        $(322,038)       $(1,664,365)
                             =================  ================= ================== =================  =================

Per Share Data:
   Net loss                          $      -           $      -           $      -     $      (0.06)        $    (0.08)
                             =================  ================= ================== =================  =================

   Weighted average shares
   outstanding                      1,099,956          1,099,956          2,500,200         5,748,248         20,176,167



                                                                      June 30,
                             --------------------------------------------------------------------------------------------
                                 1996 (1)           1997(1)            1998(1)             1999               2000
                             -----------------  ----------------- ------------------ -----------------  -----------------
Balance Sheet Data:
Working capital                      $      -           $      -           $      -           $92,176            $59,906
Total assets                            2,693              2,053                  -           380,064         10,124,153
Long-term debt                              -                  -                  -                 -                  -
Shareholders' equity                    2,693              2,053                  -           300,338          8,967,763


     The Company was dormant from September 25, 1995 to January 8, 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.


     OVERVIEW

     We are a Nevada corporation incorporated in September 1995. In December 1998, we changed our management with the objective of analyzing and implementing a strategy with respect to the long-term opportunities in the Internet sector in the People's Republic of China and other Chinese-speaking markets, including the provision of consulting and management services to Internet service providers in China, collateral operating and Web-based services (e.g., Web-based e-mail and advanced messaging services), and integration of Internet services with other forms and means of communication. Additionally, we have explored opportunities in online lottery kiosks.

     From January 1999 through June 1999, our operating activities consisted primarily of identifying opportunities, negotiating letters of understanding with potential partners identified in our search, planning and developing the operations, recruiting personnel, raising capital and purchasing operating assets.

     During the period from June through December 1999, we finalized a number of agreements (including an agreement to acquire TorchMail.com and a first-to-market Reseller Agreement with USA.Net, under which TorchMail.com, our wholly-owned subsidiary, obtained the right to market a Chinese language version of Web-based e-mail and advanced messaging services to the Chinese speaking markets), established a wholly-owned subsidiary, Sichuan CathayOnline Technologies Co. Ltd. (which, through a joint project with Sichuan Guo Xun Xin Xi Chan Ye You Xian Gong Si, operates a government licensed Internet Service Provider in the Sichuan Province in China), established a co-branded Web site with Register.com under which TorchMail.com will sell primary level domains, and indirectly acquired interests in ten lottery kiosks in Guangzhou, China (which was subsequently written off.)

     From January 2000 through March 2000, the Company's operating activities consisted primarily of continuing to identify opportunities, negotiating Letters of Understanding with potential partners identified in our search, planning and developing operations, planning corporate restructuring, recruiting personnel, raising capital and purchasing operating assets. During the same period, we finalized a number of arrangements including:

     o    the appointment of Mr. Ken Levy as a Director of the Company;
     o    the appointment of Mr. Keli Wu as Chairman of the Beijing operations;
     o    the launch of the co-branded Web site with Register.com; and
     o the signing of the agreement with the National Library of China by TorchMail.com.

     During this period, we invested over $3,000,000 in our Chinese subsidiary, Sichuan CathayOnline, to provide technological and personnel support.

     From March 2000 through June 2000, we announced:

     o the acquisition of a controlling interest in CMD Capital Limited, the parent company of ChinaNet Publishing Co. Ltd.;
     o    the closing of a $6.82 million financing;
     o the completed construction of our state-of-the-art Internet facility in Sichuan Province;
     o the appointment of Mr. David Ng as Director of Corporate Finance and Special Projects;
     o an agreement with Sichuan Famous Brand Product Enterprises to act as its exclusive business-to-business marketer for its Web site and products online;
     o a co-operation agreement with the Second Institution of the Aerospace Machine & Electronic Group to provide Internet services to their subscriber base of 70,000 users;
     o the sale of our interest in CMD Capital Limited and a strategic alliance with CathayOne Inc.

     Subsequent to our fiscal year ended June 30, 2000, we appointed Mr. Glenn Ohlhauser as our Chief Financial Officer. We also commenced the marketing of our Personal Intelligent Messaging services and announced the opening of a new satellite office in the city of Chongqing, an autonomous city-state situated in Sichuan Province. Chongqing is China's largest city, with over 33 million residents, and the fastest-growing city for Internet use in southwestern China

     To date, we have invested over $3,000,000 in our Chinese subsidiary, Sichuan CathayOnline, to provide technological and personnel support, which we believe will allow Sichuan Guo Xun to expand its operations to accommodate up to 25,000 subscribers. Sichuan Guo Xun's primary target is providing ISP services, training, service, technical support and Web site development to mid-sized and large corporations and government institutions in the Sichuan Province desiring to establish or expand their online presence.

     Presently, we generate no significant income and have incurred net losses since inception. Our prospects must be considered in light of the significant risks, costs and difficulties often encountered by enterprises in their early stages of development, in particular companies in the Internet sector targeting and operating in the Chinese and East Asian markets.

     Our capital and operating expenses will increase significantly in the near future as the result of commitments and hiring requirements to meet marketing objectives. We will need to raise additional funds required for our operations and expansion in the near future. There is no guarantee that we will be able to raise the funds successfully.

     We believe that opportunities exist in the Internet industry in China. Management believes that the combination of China and the Internet creates one of the greatest opportunities ever for visionaries. We are well positioned to aggressively seize our market position, acquire new customers and increase our market share. Additionally, the combined effects of increased industry deregulation coupled with a growing demand for Internet services, products and applications are expected to create exciting investment opportunities in China.

     We expect to expand our employee base. We currently have approximately 80 employees. With additional funding, we expect to increase our employee base to over 100 in the next six months, including sales, marketing, operational, technical and customer support resources. In particular, we intend to expand our sales force to market the services provided by the ISP and the marketing of the Web-based e-mail and advanced messaging services under the name TorchMail.

     We intend to further develop existing strategic partnerships and identify new opportunities to expand our distribution channels for Web-based e-mail and advanced messaging services to the Chinese speaking markets, in particular partnerships with other Internet service providers, portals, Web hosting companies and government institutions in China.

     Currently, our principal office is in New York. We maintain a technical and administrative office in Vancouver, Canada. Our operational offices are located in Chengdu and Beijing, China. We also maintain a representative office in Jiangmen, China.


     SICHUAN ISP PROJECT

     On August 10, 1999, we organized, in accordance with the laws of China, a wholly-owned subsidiary, Sichuan CathayOnline Technologies Co. Ltd. ("Sichuan CathayOnline"), which operates in the City of Chengdu. On September 9, 1999, Sichuan CathayOnline entered into a management and consultancy service agreement with Sichuan Guo Xun Xin Xi Chan Ye You Xian Gong Si ("Sichuan Guo Xun"), a local ISP in Sichuan Province licensed by the Sichuan Administrative Bureau for Posts and Telecommunications for an initial term from September 8, 1999 to March 23, 2003. Pursuant to this agreement, Sichuan CathayOnline and Guo Xun work jointly in providing Internet services and Sichuan CathayOnline is entitled to 90% of the profit generated from such services.

     In May 2000, we announced the signing of an agreement with Sichuan Famous Brand Product Enterprises to act as its exclusive business-to-business marketer for its Web site and products online. We, in conjunction with Sichuan Guo Xun, developed the Web site for Sichuan Famous Brands, which represents and contains the equivalent of Sichuan Province's "Fortune 100". The main function of the site, which contains more than 300 brand name enterprises, is to promote the provincial economy by marketing products in the international market and to expand sales of the products in the Chinese market via the Internet. The Web site was designed to build a solid foundation for Sichuan Famous Brands and to expand its role in e-business and e-commerce.


     BEIJING ISP PROJECT

     On April 27, 2000, we announced a cooperation agreement with the Second Institution of the Aerospace Machine & Electronic Group ("AMEG") to provide Internet services for the region of Beijing, the capital city of China. AMEG's current scope of business includes telephone communications, computer network communications, cable television networks and fiber-optic cable networks. It is our intention, under the cooperation agreement, to be able to build out the infrastructure so that we can provide full Internet service to AMEG's existing user base which AMEG intends to expand.


     TORCHMAIL.COM, INC.

     We intend to seek out and train strategically located sales teams to promote TorchMail's Web-based professional advanced messaging services in China.

     In March 2000, the Company announced a partnership agreement to supply co-branded Web-based e-mail services with the National Library of China, the largest library in Asia and a national general repository of publications. The National Library also provides services for the central government priority readers in research, educational and production institutions throughout China, as well as the general population. The National Library communicates with an estimated 4,000 libraries in China and 1,000 other libraries worldwide. With approximately 1 million hits per day, more than 200,000 publications available for viewing online, and more than 49 million pages of information, the National Library Web site has been awarded "The Best Site" under the category of "Culture, Entertainment and Sports" issued by China Internet Competition
Committee in January 2000. Under the agreement TorchMail will provide the National Library with Web messaging services.

     It is TorchMail's intent to expand its international member base by adding additional international partners and by providing new features to the services offered. We are also exploring business opportunities and partnerships in other market segments including the wireless market and education related markets. We will also continue to seek to acquire strategic businesses and technology that will help us serve these markets.

     In July 1999, TorchMail entered into a reseller agreement with USA.Net Inc. ("USA.Net") pursuant to which USA.Net agreed to adapt and customize its professional messaging services and e-mail applications to the Chinese language for TorchMail to employ in our product offerings. However, USA.Net was unable to adapt and provide such services in a manner which we considered acceptable for the Chinese market. As a result, the reseller agreement was terminated, and we are negotiating with USA.Net to settle their account. We are considering other alternatives to replace the services which were supposed to be provided by USA.Net.


     MARKET STRATEGY

     According  to  the  statistics  compiled  by  the  China  Internet  Network
Information Center ("CNNIC") in 1999, the three most important factors considered by Internet users when choosing an ISP are connection speed, service quality and price. Our strategy is to aggressively ensure that all three of these factors are delivered to our customers. We will provide more bandwidth for Internet upstream connection, linking our system to both ChinaNet and Unicom and making sure that if traffic on one side is congested, users' traffic can be routed through another carrier. For customer quality, we provide 24-hour service.

     While our prices will be competitive with other providers, we will offer value-added Internet services such as Internet Fax/Phone, systems integration, on-site training, full customer support and other advanced Web features. Additionally, we will hold seminars, on-site training at our customer's office, offer the "Electronic Mall" for use by advertisers, provide trial accounts, have dedicated lines and have virtual Web and domain names. We believe that we will be able to stand out among our competitors and that our customers will be completely satisfied with this full-service solution.

     Our long-term objective is to become the communications portal for our members on the Web by combining e-mail, fax, voicemail, calendars, address books and related tools into one fully integrated service. We plan to expand our international member base by adding additional international partners and by providing new features such as e-mail language translation. We are also exploring business opportunities and partnerships in other market segments such as the wireless market and schools. We may also continue to seek to acquire additional strategic businesses and technology that will help us to better serve these markets.


     GROWTH OF THE BUSINESS

     As we become more fully established in Chengdu, we will quickly expand services in other cities in China. As our Internet connectivity network expands to cover a greater number of major urban markets, we will continue to focus upon building a scalable network platform and forming strategic business and technology partnerships. Under this strategy, we expect to achieve rapid growth and to quickly become the leading brand name within our respective markets.

     We anticipate that, by first quarter of 2001, we will have commenced services in Beijing and Guangzhou. Services in MianYang and Shanghai are expected to follow.


     RESULTS OF OPERATIONS

     During the period from September 20, 1995 to January 6, 1998, we did not engage in any operations and were considered dormant. On January 6, 1998, we obtained a Certificate of Renewal from the State of Nevada. As of June 30, 2000, the Company was still in the development stage and, as of June 30, 2000, has only recently commenced planned principal operations.

     Since inception, we have incurred significant losses and, as of June 30, 2000, had an accumulated deficit of approximately $1.99 million. It is our intention to invest heavily to expand network infrastructure and expand sales and marketing. We expect to incur substantial operating losses in the foreseeable future.

     With the rapidly evolving nature of the technology industry, potential for political uncertainty and our limited operating history, we believe that any period to period comparisons of our revenues and operating results are not meaningful and should not be relied upon as an indication of future performance. As of June 30, 2000 the Company had approximately 80 employees, in comparison with three full time employees in just fifteen months earlier. CathayOnline does not believe that its historical growth rates for revenues, expenses, capital investments or personnel are indicative of future results.


     INCOME TAXES

     No provision for federal and state incomes taxes has been recorded as we have incurred net operating losses from inception through June 30, 2000. As of June 30, 2000, we had approximately $1,990,000 of federal and state net operation loss carryforwards available to offset future taxable income which expire in varying amounts beginning in 2015. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Because there is significant doubt as to whether we will realize any benefit from this deferred tax asset, we have established a full valuation allowance as of June 30, 2000.


     INFLATION AND REGULATION

     Our operations have not been, and in the near term are not expected to be, materially affected by inflation or changing prices. We will encounter competition from a variety of firms selling Internet services in our market area. Many of these firms have long-standing customer relationships and are well-staffed and well financed. We believe that competition in the Internet industry is based on competitive pricing, although the ability, reputation and support of a marketing network is also significant. We do not believe that any recently enacted or presently pending proposed legislation will have a material adverse effect on its results of operations.


     LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our operations from the net proceeds from the sale of common stock and other securities convertible into common stock. For the fiscal year ended June 30, 1999, cash provided by financing activities was approximately $482,026. For the fiscal year ended June 30, 2000, cash provided by financing activities was approximately $6,457,389.

     As of June 30, 2000, we have no debt.

     Our current cash balances will not be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. It is anticipated that with the further expansion of the operations we will incur negative cash flows, therefore requiring us to seek additional financings to support the growth in operations, both on a short-term and long-term basis. We expect to acquire or invest in businesses, products, services and technologies that complement or augment our service offerings and customer base. We currently are engaged in discussions with a number of companies regarding strategic acquisitions or investments. Although these discussions are ongoing, no definitive agreements have been signed and there can be no assurance that any of these discussions will result in actual acquisitions. It is anticipated that some of the acquisitions will be paid for by issuing additional common stock and this could dilute our shareholders. In addition, there may be the requirement to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would materially increase the Company's operating expenses. In addition, we may seek to raise funds by offering debt or equity to the public. Thereafter, we may need to raise additional funds in order to meet funding requirements of a more rapid expansion plan, potential acquisitions, development of new or enhanced products or services, in response to competitive pressures or to acquire technologies or complimentary products or businesses.

     There is no guarantee that we will be able to raise the funds that we need. In addition, unless we amend our Articles of Incorporation to increase the number of authorized shares, we may not have sufficient authorized but unissued shares to permit us to offer additional common stock to potential investors. As of September 22, 2000, we have issued and outstanding 30,184,201 shares of common stock and warrants to purchase 45,231,221 shares of common stock, while we are currently authorized to issue only up to 50,000,000 shares of common stock.

     If we cannot obtain outside financing, we will consider scaling back our expansion plans for TorchMail's and Sichuan Guo Xun's operations, and re-evaluate certain potential acquisitions and, instead, rely upon internally generated cash flow. Resources that would have been allocated to a more aggressive expansion plan would then be diverted towards a broad based advertising campaign to build upon the subscriber bases permitting an internally financed growth.

     Net of depreciation, our investment in property and equipment was $1,592,419 as of June 30, 2000. In comparison, our investment in property and equipment, net of depreciation, was nominal as of June 30, 1999. Installation of infrastructure equipment in Chengdu, purchases of furniture and equipment for new employees, and leasehold improvements related to office expansions accounted for this increase. It is expected that our investments in property and equipment will continue to grow as we seek to increase capacity and services.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are not exposed to a material level of market risks due to changes in interest rates. We do not have outstanding debt instruments and we do not maintain a portfolio of interest-sensitive debt instruments.

     We expect to derive a significant portion of revenues in the form of Renminbi and, therefore, may be exposed to significant foreign currency risks in the future. During the fiscal year ended June 30, 2000, we did not engage in hedging activities to mitigate the impact of changes in foreign exchange rates. We may in the future use foreign currency forward exchange contracts as a vehicle for hedging purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Reference is made to the financial statements listed under the heading "(a)
(1) Consolidated Financial Statements" of Item 14 hereof, which financial statements are incorporated herein by reference in response to this Item 8.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The response to this item is incorporated by reference from the Sections titled "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.



ITEM 11. EXECUTIVE COMPENSATION.

     The response to this item is incorporated by reference from the Section titled "Executive Compensation" in the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The response to this item is incorporated by reference from the Section titled "Share Ownership" in the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The response to this item is incorporated by reference from the Section titled "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) Consolidated Financial Statements

     (a)(2) Financial Statement Schedules

     (a)(3) Exhibits

     The following Exhibits are incorporated herein by reference or are filed with this report as indicated below. Copies of exhibits will be furnished, upon request, to holders or beneficial owners of the Company's Common Stock as of September 22, 2000, subject to payment in advance of a fee of 25 cents per page to reimburse the Company for reproduction costs.


INDEX TO EXHIBITS

EXHIBIT
NO.               DESCRIPTION
-------           -------------------------

2.1 Share Purchase Agreement dated as of June 30, 2000 among CathayOnline Technologies (Hong Kong) Limited, SNet
                  Communications (HK) Limited, Ting Kan Nok, CMD Capital Limited, CathayBancorp.com, Limited and Premier Brands, Inc. *

3.1               Articles  of  Incorporation  of  CathayOnline  Inc.  (Filed as
                  Exhibit 3.1 to Amendment No. 1 to the Company's Current Report on Form 8-K dated January 18, 2000 and incorporated herein by reference.)

3.2               Amended and Restated By-Laws of CathayOnline Inc. *

4.1               Specimen Form of Common Stock  Certificate.  (Filed as Exhibit
                  4.1 to Amendment No. 1 to the Company's Current Report on Form 8-K dated January 18, 2000 and incorporated herein by reference.)

4.2               Form of Warrant issued to Employees and Consultants. (Filed as
                  Exhibit 4.2 to Amendment No. 1 to the Company's Current Report on Form 8-K dated January 18, 2000 and incorporated herein by reference.)

4.3               Form of  Warrant  issued  in April  1999  Offering.  (Filed as
                  Exhibit 4.3 to Amendment No. 1 to the Company's Current Report on Form 8-K dated January 18, 2000 and incorporated herein by reference.)

4.4               Form of  Warrant  issued  in June  1999  Offering.  (Filed  as
                  Exhibit 4.4 to Amendment No. 1 to the Company's Current Report on Form 8-K dated January 18, 2000 and incorporated herein by reference.)

4.5               Form of Warrant  Issued in  Regulation  S Offering.  (Filed as
                  Exhibit 4.5 to Amendment No. 1 to the Company's Current Report on Form 8-K dated January 18, 2000 and incorporated herein by reference.)

10.1 Management and Consultancy Service Agreement with Sichuan Guo Xun Xin Xi Chan Ye You Xian Gong Si. (Filed as Exhibit 10.1 to Amendment No. 1 to the Company's Current Report on Form 8-K dated January 18, 2000 and incorporated herein by reference.)

10.2 Agreement to Acquire TorchMail.com Inc. (Filed as Exhibit 10.2 to Amendment No. 1 to the Company's Current Report on Form 8-K dated January 18, 2000 and incorporated herein by reference.)

10.3 Employment Agreement between CathayOnline Inc. and Brian Ransom. (Filed as Exhibit 10.6 to Amendment No. 1 to the Company's Current Report on Form 8-K dated January 18, 2000 and incorporated herein by reference.)

10.4 Management Agreement with Owen Li. (Filed as Exhibit 10.7 to Amendment No. 1 to the Company's Current Report on Form 8-K dated January 18, 2000 and incorporated herein by reference.)

10.5 Consulting Agreement with Peter Lau. (Filed as Exhibit 10.8 to Amendment No. 1 to the Company's Current Report on Form 8-K dated January 18, 2000 and incorporated herein by reference.)

10.6 Co-Branded Site Services Agreement dated as of October 27, 1999 between register.com, inc. and TorchMail.com, Inc. (Filed as Exhibit 10.11 to Amendment No. 1 to the Company's Current Report on Form 8-K dated January 18, 2000 and incorporated herein by reference.)

10.7              Lease  Agreement with Sichuan Dongfu Group Company.  (Filed as
                  Exhibit 10.12 to Amendment No. 1 to the Company's Current Report on Form 8-K dated January 18, 2000 and incorporated herein by reference.)

10.8 Lease Agreement with Beijing Tongkai Development Co., Ltd. for Office Space in Beijing, China. (Filed as Exhibit 10.14 to Amendment No. 1 to the Company's Current Report on Form 8-K dated January 18, 2000 and incorporated herein by reference.)

10.9 Cooperation Agreement dated as of May 11, 2000 among Wuyi University of Jiangmen, CathayOnline Technologies (Hong Kong) Limited, and Sichuan Guo Xun Xin Xi Chan Ye You Xian Gong Xi *

10.10 Cooperation Agreement with the Second Institution of the Aerospace Machine & Electronic Group *

10.11             Cooperation   Agreement   dated   February  16,  2000  between
                  TorchMail.com,   Inc.  and  Digital  Technology  Co.  Ltd.  of
                  National Library of China *

21.1              List of Subsidiaries  *

27.1              Financial Data Schedule *


-----------------------
  *  Filed with this report






     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                          Date


/s/ Brian W. Ransom
--------------------       Chairman of the Board,             September 29, 2000
Brian W. Ransom            President



/s/ Glenn R. Ohlhauser
--------------------       Chief Financial Officer            September 29, 2000
Glenn R. Ohlhauser


/s/ Peter S. Lau
--------------------       Director                           September 29, 2000
Peter S. Lau


/s/ Owen L. Li
--------------------       Director                           September 29, 2000
Owen L. Li


/s/ Kenneth M. Levy
--------------------       Director                           September 29, 2000
Kenneth M. Levy

                               CATHAYONLINE, INC.
                                       AND
                                  SUBSIDIARIES

                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                          JUNE 30, 2000, 1999 AND 1998

                                    CONTENTS


                                                                          Page

Independent Auditor's Report..............................................F - 1

Consolidated Balance Sheets
  June 30, 2000, 1999 and 1998............................................F - 2

Consolidated Statements of Operations for the
   Years Ended June 30, 2000, 1999 and 1998...............................F - 4

Consolidated Statement of Stockholders' Equity
   Since September 20, 1995 (Inception) to June 30, 2000..................F - 5

Consolidated Statements of Cash Flows for the
   Years Ended June 30, 2000, 1999 and 1998...............................F - 7

Notes to Consolidated Financial Statements................................F - 9

                          INDEPENDENT AUDITOR'S REPORT


CATHAYONLINE, INC. AND SUBSIDIARIES
(A Development Stage Company)


         We have audited the accompanying consolidated balance sheets of CathayOnline, Inc. and subsidiaries (a development stage company) as of June 30, 2000 and 1999, and the related consolidated statements of operations, and cash flows for the three years ended June 30, 2000, 1999 and 1998, and the consolidated statement of stockholders' equity since September 20, 1995 (inception) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CathayOnline, Inc. and subsidiaries (a development stage company) as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the three years ended June 30, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

                                                    Respectfully submitted



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants


Salt Lake City, Utah
September 27, 2000

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                                 BALANCE SHEETS





                                                           June 30,
                                                -------------------------------
                                                    2000               1999
                                                ------------       ------------
ASSETS
Current Assets:
   Cash & Cash Equivalents ...............      $    786,290       $    164,982
   Restricted Cash .......................            82,497              6,920
   Advances ..............................            22,122               --
   Prepaid expenses & Deposits ...........           325,387               --
                                                ------------       ------------

     Total Current Assets ................         1,216,296            171,902
                                                ------------       ------------

Fixed Assets:
   Office Equipment ......................           133,753              3,680
   Computer Equipment ....................         1,381,304               --
   Furniture & Fixtures ..................           168,563               --
   Leasehold Improvements ................           229,925               --
                                                ------------       ------------
                                                   1,913,545              3,680
Less Accumulated Depreciation ............          (321,126)               (64)
                                                ------------       ------------

     Net Fixed Assets ....................         1,592,419              3,616
                                                ------------       ------------

Other Assets:
   Intangible Assets .....................            84,962               --
   Condominium ...........................           230,476               --
   Available-for-sale Investments ........         7,000,000               --
   Investment in Subsidiaries ............              --              204,546
                                                ------------       ------------

     Total Other Assets ..................         7,315,438            204,546
                                                ------------       ------------

Total Assets: ............................      $ 10,124,153       $    380,064
                                                ============       ============

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)





                                                             June 30,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable & Accrued Expenses .........   $  1,156,390    $     79,726
                                                   ------------    ------------

     Total Liabilities .........................      1,156,390          79,726
                                                   ------------    ------------

Stockholders' Equity:
   Common Stock, Par value $.001
      Authorized 50,000,000 shares,
      Issued 28,979,201 and 11,752,700 shares
      at June 30, 2000 and 1999 ................         28,979          11,753
   Paid-In Capital .............................     11,337,437       1,043,373
   Stock Subscribed Receivable .................       (408,750)       (429,250)
   Accumulated Unrealized Gains/Losses
      On Investments ...........................           --              --
  Deficit Accumulated During the
    Development Stage ..........................     (1,989,903)       (325,538)
                                                   ------------    ------------

     Total Stockholders' Equity ................      8,967,763         300,338
                                                   ------------    ------------

     Total Liabilities and
       Stockholders' Equity ....................   $ 10,124,153    $    380,064
                                                   ============    ============












   The accompanying notes are an integral part of these financial statements.

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                                 Cumulative
                                                                                   since
                                                                                  inception
                                               For the year ended                    of
                                                     June 30,                    development
                                    -----------------------------------------
                                        2000           1999           1998          stage
                                    -----------    -----------    -----------    -----------
Revenues: .......................   $      --      $      --      $      --      $      --

Expenses:
   General & Administrative .....     4,876,905        322,038          2,353      5,202,443
                                    -----------    -----------    -----------    -----------

     Net Operating Loss .........    (4,876,905)      (322,038)        (2,353)    (5,202,443)

Other Income (Expense)
   Interest, Net ................        (1,791)          --             --           (1,791)
   Gain on Sale of Assets .......     5,238,394           --             --        5,238,394
   Loss on Abandonment of Assets        (94,063)          --             --          (94,063)
   Loss on Write Down of Goodwill    (1,930,000)          --             --       (1,930,000)
                                    -----------    -----------    -----------    -----------

     Net Other Income (Expense) .     3,212,540           --             --        3,212,540
                                    -----------    -----------    -----------    -----------

     Net Loss Before Taxes ......    (1,664,365)      (322,038)        (2,353)    (1,989,903)

Income Taxes ....................          --             --             --             --

     Net Loss ...................   $(1,664,365)   $  (322,038)   $    (2,353)   $(1,989,903)
                                    ===========    ===========    ===========    ===========

Basic & Diluted loss per share ..   $     (0.08)   $     (0.06)   $      --
                                    ===========    ===========    ===========






   The accompanying notes are an integral part of these financial statements.

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                       -----------------------------------
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE SEPTEMBER 20, 1995 (INCEPTION) TO JUNE 30, 2000


                                                                                                  Deficit
                                                                                                Accumulated
                                                                                    Stock         During
                                              Common Stock            Paid-In     Subscribed    Development
                                          Shares       Par Value      Capital     Receivable       Stage
                                        ----------    ----------    ----------    ----------    ----------
Issuance of  Stock at formation to
  incorporators for services rendered        9,999    $      200    $     --      $     --      $     --
Sale of common stock ................       15,000         3,000          --            --            --
Effect of 44 for 1 stock split ......    1,074,957        (2,100)        2,100          --            --
Net Loss for the period .............         --            --            --            --            (507)
                                        ----------    ----------    ----------    ----------    ----------

Balances at June 30, 1996 ...........    1,099,956         1,100         2,100          --            (507)

Net loss for the year ...............         --            --            --            --            (640)
                                        ----------    ----------    ----------    ----------    ----------

Balance at June 30, 1997 ............    1,099,956         1,100         2,100          --          (1,147)

January 5, 1998 Issuance of Stock
   for services and payment of
   accounts payable .................    1,539,912         1,540        (1,240)         --            --
Net Loss for the year ...............         --            --            --            --          (2,353)
                                        ----------    ----------    ----------    ----------    ----------

Balance at June 30, 1998 ............    2,639,868         2,640           860          --          (3,500)

Cancellation of Officer Shares ......   (1,539,912)       (1,540)        1,540          --            --
Retroactive adjustment for 2.273
   to 1 stock split August 27, 1998 .    1,400,244         1,400        (1,400)         --            --
                                        ----------    ----------    ----------    ----------    ----------

Restated balance June 30, 1998 ......    2,500,200         2,500         1,000          --          (3,500)

Issuance of stock for cash ..........    5,785,000         5,785        52,065          --            --
Capital contributed by shareholder ..         --            --           2,526          --            --
Issuance of stock for payment of ....      202,500           203          (203)         --            --
accounts payable
Issuance of stock for payment of ....      475,000           475       118,275          --            --
accounts payable
Issuance of Stock for cash ..........      700,000           700       349,300          --            --
Issuance of  Stock for cash .........    2,090,000         2,090       520,410      (429,250)         --
Net Loss ............................         --            --            --            --        (322,038)
                                        ----------    ----------    ----------    ----------    ----------

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                       -----------------------------------
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE SEPTEMBER 20, 1995 (INCEPTION) TO JUNE 30, 2000
                                    Continued



                                                                                                  Deficit
                                                                                                Accumulated
                                                                                    Stock         During
                                              Common Stock            Paid-In     Subscribed    Development
                                          Shares       Par Value      Capital     Receivable       Stage
                                        ----------    ----------    ----------    ----------    ----------

Balance at June 30, 1999 ............   11,752,700        11,753     1,043,373      (429,250)     (325,538)

Issuance of Stock to
   acquire Torchmail.com Ltd. .......    2,500,000         2,500     1,322,500          --            --
Issuance of Stock to acquire Lazzara
   Financial Asset Recovery Services
   Ltd ..............................      250,000           250       344,750          --            --
Issuance of Stock to
   acquire CMD Capital Ltd. .........      775,000           775     1,068,725          --            --
Issuance of Stock for cash ..........    2,500,000         2,500       935,000      (408,750)         --
Issuance of Stock for cash,
   net of issue costs $1,361,596 ....    9,751,407         9,752     5,454,637          --            --
Issuance of Stock on cashless
   exercise of warrant ..............      213,793           213        74,786          --            --
Issuance of Stock on exercise of
   warrants .........................      100,000           100        34,900          --            --
Issuance of Stock for services ......    1,136,301         1,136     1,058,766          --            --
Collection of Stock Subscribed
   Receivable .......................         --            --            --         429,250          --
Net Loss for the year ...............         --            --            --            --      (1,664,365)
                                        ----------    ----------    ----------    ----------    ----------

Balance at June 30, 2000 ............   28,979,201    $   28,979    $11,337,437   $ (408,750)   $(1,989,903)
                                        ==========    ==========    ===========   ==========    ===========






   The accompanying notes are an integral part of these financial statements.

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                       -----------------------------------
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                             Cumulative
                                                                                                Since
                                                                                              Inception
                                                            For the years ended                  of
                                                                  June 30,                   Development
                                                -----------------------------------------
                                                    2000           1999           1998          Stage
                                                -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ....................................   $(1,664,365)   $  (322,038)   $    (2,353)   $(1,989,903)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization ............       321,062             64          2,053        324,326
   Issuance of common stock for expenses ....     1,114,339        140,350            300      1,254,989
   Gain on Sale of Assets ...................    (5,238,394)          --       (5,238,394)
   Loss on Abandonment of Assets ............        94,063           --             --           94,063
   Loss on Write Down of Goodwill ...........     1,930,000           --             --        1,930,000
Change in operating assets and liabilities:
   Restricted cash ..........................       (75,577)        (6,920)          --          (82,497)
   Advances .................................       (22,122)          --             --          (22,122)
   Prepaid Expenses & Deposits ..............      (325,387)          --             --         (325,387)
   Accounts Payable & Accrued Expense .......     1,062,844         79,726           --        1,142,570
                                                -----------    -----------    -----------    -----------
Net Cash Used in Operating Activities .......    (2,803,537)      (108,818)          --       (2,912,355)
                                                -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of Equipment ....................    (2,234,584)        (3,680)          --       (2,238,264)
   Purchase of Intangible Assets ............       (60,400)          --             --          (60,400)
   Cash Payments for CMD ....................      (692,106)          --             --         (692,106)
   Cash Payment for Goodwill ................      (250,000)          --             --         (250,000)
   Investment in Subsidiaries ...............       204,546       (204,546)          --             --
                                                -----------    -----------    -----------    -----------
Net Cash Used in Investing Activities .......    (3,032,544)      (208,226)          --       (3,240,770)
                                                -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from issuance of common stock ......     6,457,389        479,500           --        6,936,889
Capital contributed by shareholder ..........          --            2,526           --            2,526
                                                -----------    -----------    -----------    -----------
Net Cash Provided by Financing Activities ...     6,457,389        482,026           --        6,939,415
                                                -----------    -----------    -----------    -----------

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                       -----------------------------------
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)



                                                                                             Cumulative
                                                                                                Since
                                                                                              Inception
                                                            For the years ended                  of
                                                                  June 30,                   Development
                                                -----------------------------------------
                                                       2000           1999           1998          Stage
                                                -----------    -----------    -----------    -----------
Net (Decrease) Increase in
  Cash and Cash Equivalents .................       621,308        164,982           --          786,290
Cash and Cash Equivalents
  at Beginning of Period ....................       164,982           --             --             --
                                                -----------    -----------    -----------    -----------
Cash and Cash Equivalents
  at End of Period ..........................   $   786,290    $   164,982    $      --      $   786,290
                                                ===========    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest ..................................   $    26,348    $      --      $      --      $    26,348
  Income taxes ..............................   $      --      $      --      $      --      $      --

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:
Common Stock issued for Intangible Assets ...   $    20,562    $      --      $      --      $    20,562
Common Stock issued for Subsidiaries ........   $ 2,739,500    $      --      $      --      $ 2,739,500







   The accompanying notes are an integral part of these financial statements.

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for CathayOnline, Inc. (formerly Kyocera Management, Ltd.) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on September 20, 1995 using the name of Kyocera Management, Ltd. The name was changed to CathayOnline, Inc. on April 14, 1999. The Company ceased all operating activities during the period from September 20, 1995 to January 6,1998 and was considered dormant. On January 6, 1998, the Company obtained a Certificate of renewal from the State of Nevada. The Company as of June 30, 2000 is in the development stage, and has not commenced planned principal operations.

Principles of Consolidation

         The consolidated financial statements for June 30, 2000 and the year ended include the accounts of CathayOnline, Inc. and the following wholly owned subsidiaries:

*        CathayOnline Technologies (Hong Kong) Ltd, a Hong Kong corporation
*        CathayOnline (BVI) Ltd, a British Virgin Islands corporation
*        Torchmail.com Inc, a Turks & Caicos, BWI corporation
* Sichuan CathayOnline Technologies Co. Ltd, a wholly owned foreign enterprise corporation, PRC
*        CathayOnline, Inc, a Canadian Corporation
*        China Lottery (Hong Kong) Limited, a Hong Kong corporation
* Beijing CathayOnline Technologies Co. Ltd, a wholly owned foreign enterprise, PRC

Nature of Business

         Through its subsidiary companies and exclusive partnership and joint venture arrangements with certain Chinese entities, the Company will be an Internet Service Provider and provides web based email and advanced messaging services for the Chinese speaking markets, principally in the areas of Sichuan province, Beijing and Guangdong. During the year the Company has incurred expenditures to build its required infrastructure and to complete various strategic cooperation agreements for access to operating licenses and customer base.

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

         During the year, through its wholly owned subsidiary CathayOnline Technologies (Hong Kong) Ltd, the company acquired and operated ten online lottery kiosks in Guangzhou, China. The kiosk and lottery operations were to be transferred to China Lottery (Hong Kong) Limited (China Lottery) and the Company had entered into an agreement to sell China Lottery to an unrelated third party for $150,000. The sale was not completed and the Company abandoned the lottery operations and wrote off the cost of the kiosks.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Marketable Securities

         The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Securities investment that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in investment and other assets.
Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale-securities are recorded at fair value as investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

Pervasiveness of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Translation of Foreign Currrency

         The Companies functional currencies include U.S. Dollars, Canadian Dollars and Chinese Renminbi. All balance sheet accounts of foreign operations are translated into U.S. dollars at the year-end rate of exchange and statement of operations items are translated at the weighted average exchange rates for the year. The resulting translation adjustments are made directly to a separate component of the stockholders' equity. Certain foreign activities are considered to be an extension of the U.S. operations, and the gain or loss resulting from re-measuring these transactions into U.S. dollars is included in income. Gains or losses from other foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the Statements of Operations.

Property and Equipment

         Property and equipment are stated at cost. Depreciation and amortization is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis as follows:

         Office Equipment                   3-5      years
         Computer Equipment                 3-5      years
         Furniture & Fixtures               5-7      years
         Leasehold Improvements             7-10     years

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

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

         The Company has adopted the Financial Accounting Standards Board SFAS No., 121, "Accounting for the Impairment of Long-lived Assets." SFAS No. 121 addresses the accounting for (i) impairment of long-lived assets, certain identified intangibles and goodwill related to assets to be held and used, and
(ii) long-live lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the used of the asset and its eventual disposition (un-discounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

Reclassifications

         Certain   reclassifications  have  been  made  in  the  1999  financial statements to conform with the 2000 presentation.

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                   Per-Share
                                    Income          Shares           Amount
                                 -------------   -------------   --------------
                                  (Numerator)    (Denominator)

                                         For the year ended June 30, 1998
Basic Loss per Share
Loss to common shareholders      $      (2,353)      2,500,200   $        --
                                 =============   =============   ==============

                                         For the year ended June 30, 1999
Basic Loss per Share
Loss to common shareholders      $    (322,038)      5,748,248   $        (0.06)
                                 =============   =============   ==============

                                         For the year ended June 30, 2000
Basic Loss per Share
Loss to common shareholders      $  (1,664,365)     20,176,167   $        (0.08)
                                 =============   =============   ==============

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for June 30, 2000, 1999 and 1998 and are thus not considered.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

         The Company's investments in marketable equity securities are held for an indefinite period of time and are thus classified as available-for-sale-securities. Unrealized holding gains on such securities, are added to stockholders' equity. The Company's acquired $7,000,000 in marketable equity securities on June 30, 2000. As of June 30, 2000 there are no gains or losses, realized or unrealized on these securities.

NOTE 3 - ACQUISITION OF SUBSIDIARIES

         On July 2, 1999 the Company completed an Acquisition (the "Acquisition") in which it acquired 100% of the issued and outstanding capital stock of TorchMail.com Inc., a Turks & Caicos, BWI corporation in exchange for $10,000 and 2,500,000 shares of the Company's $.001 par value common stock, valued at $0.53 per share comprising approximately 15% of the Company's issued and outstanding common stock after giving effect to the Acquisition. Further, upon the resale of 360,000 Seats (defined as a mailbox created within a Customer Account for use of the Services by a User) the Company will issue an additional 2,500,000 shares, upon the resale of 500,000 Seats the Company will issue
1,250,000 shares and upon the resale of 750,000 Seats the Company will issue 1,250,000 shares. The transaction has been accounted for as a purchase. As at the date of acquisition, Torchmail had not yet commenced operations and had no assets or liabilities except for an email reseller agreement. The excess purchase price paid of $1,335,000 over the net tangible assets acquired was recorded as goodwill and has been written off. Ownership of Torchmail is held through the Company's wholly owned subsidiary CathayOnline (BVI) Ltd.

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                   (Continued)


NOTE 3 - ACQUISITION OF SUBSIDIARIES (Continued)

         On January 18, 2000 the Company acquired all of the issued and outstanding shares of Lazzara Financial Asset Recovery Inc. (Lazzara) and executed a merger agreement with Lazzara. Lazzara was registered under the Securities Exchange Act of 1934 (the "Exchange Act") and was required to file reports under said Exchange Act. The Company is the surviving entity under the merger agreement and elected to succeed Lazzara's reporting requirements. Consideration for the acquisition was the issue of 25,000 shares of Company valued at $1.38 per share, paid to the existing shareholders of Lazzara, plus 225,000 shares valued at $1.38 per share and $250,000 cash paid for services rendered in connection with the merger. The transaction has been accounted for as a purchase. As at the date of the acquisition and merger, Lazzara had no operations and no assets or liabilities. The excess of total consideration paid of $595,000 over the net tangible assets acquired was recorded as goodwill and has been written off.

         On April 1, 2000 the Company, through its wholly owned subsidiary, CathayOnline Technologies (Hong Kong) Ltd, acquired 62.5% of the issued and outstanding shares of CMD Capital Ltd (CMD), a Hong Kong company. Consideration is $1,000,000 plus the issue of 2,000,000 shares of the Company to be paid as follows:

         -        $500,000 and 1,000,000  shares within 30 days of executing the agreement
         - $500,000 and 1,000,000 shares within six months upon completion of certain transactions pursuant to underlying agreements of CMD.

The transaction has been accounted for as a purchase. As at the date of acquisition, CMD's only assets included 70% of the common stock of a Chinese company, whose assets included 100% ownership of a website. Pursuant to underlying agreements, CMD is required to provide funding of $3,000,000 for the Chinese company for continued development of the website. Pursuant to another underlying agreement CMD is required to provide $2,000,000 to be used to develop a Hong Kong version of the website. As of June 30, 2000, the Company had paid $558,600 and had issued 775,000 shares valued at $1,069,500. On June 30, 2000, the Company sold all of its CMD shares to Cathay Bancorp.com Limited, a wholly owned subsidiary of CathayOne, Inc.(formerly Premier Brands, Inc.), for an agreed upon value of $10,500,000 which was paid by the receipt of 1,750,000 shares of CathayOne, Inc. which was valued for accounting purposes at the June 30, 2000 market value of $4.00 per share.

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                   (Continued)

NOTE 4 - INCOME TAXES

         As of June 30, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,990,000 that may be offset against future taxable income through 2015. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 5 - DEVELOPMENT STAGE COMPANY

         The Company is in the development stage. The activities of the Company as of June 30, 2000 have consisted primarily of identifying opportunities, negotiating letters of understanding with potential partners, planning and developing the operations, recruiting personnel, raising capital, and purchasing assets. As is common with a development stage company, the Company has not generated revenues from planned principal operations and has had recurring losses during its development stage.

NOTE 6 - COMMITMENTS

         During the year ended June 30, 2000 the Company entered into an agreement to lease its Vancouver office for a period ending April 30, 2005 at a monthly rent cost of $6,818.

         Effective July 1, 2000 the Company entered into an agreement to lease its New York office for a period ending June 30, 2005 at a monthly rent cost of $13,260.

         During the year ended June 30, 2000 the Company entered into an agreement to lease its Chengdu, Sichuan office for a period ending August 30, 2004 at a monthly rent cost of $7,300.

         During the year ended June 30, 2000 the Company entered into an agreement to lease its Beijing office for a period ending April 30, 2002 at a monthly rent cost of $6,311. The agreement contains a right for an annual renewal up to an additional five years.

     Subsequent to June 30, 2000 the Company subleased additional premises in New York for a period ending December 31, 2001 at a monthly rent cost of $4,750.

         It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                   (Continued)


NOTE 6 - COMMITMENTS(Continued)

         The minimum future lease payments under these leases for the next five years are:


       Year Ended June 30,
---------------------------------
         2001                                               $         461,268
         2002                                                         420,146
         2003                                                         328,536
         2004                                                         328,536
         2005                                                         248,324
                                                            -----------------
         Total minimum future lease payments                $       1,786,810
                                                            =================

NOTE 7 - COMMON STOCK TRANSACTIONS

         The Company was initially incorporated to allow for the issuance of up to 25,000 shares of no par value common stock. On January 5, 1998, the Company approved the amendment of its Articles of Incorporation to allow for the issuance of up to 50,000,000 shares of $0.001 par value common stock. The Amended Articles of Incorporation were filed with the State of Nevada on April 20, 1998. All amounts presented in the accompanying financial statements reflect the effect of this change in the par value of the Company's stock as of the first day of the first period presented.

         On January 5, 1998, the Company's Board of Directors approved a 44 for 1 forward stock split on its issued and outstanding common stock. All issued and outstanding share and per share amounts in the accompanying financial statements reflect the effect of this stock split as of the first day of the first period presented.

         At inception, the Company issued approximately 9,999 shares of common stock (439,956 post split shares) to its officers and directors for services performed and payments made on the Company's behalf during its formation. This transaction was valued at approximately $0.02 per share or an aggregate approximate $200.

         During 1996, to provide initial working capital, the Company completed a private placement sale of an aggregate of approximately 15,000 shares of common stock (660,000 post split shares) at approximately $0.20 per share. These sales generated approximately $3,000 in proceeds to the Company, which were primarily used to pay organizational expenses.

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                   (Continued)


NOTE 7 - COMMON STOCK TRANSACTIONS (Continued)

         On January 5, 1998, prior to the stock split, the Company issued approximately 34,998 shares of common stock (1,539,912 post split shares) to officers and directors of the Company for management services rendered to the Company. This transaction was valued at approximately $300, which approximated the fair value of the services rendered to the Company. On August 26, 1998 the Officers surrendered these shares to the Company for cancellation.

         On August 27, 1998 the Board of Directors authorized 2.273 to 1 forward stock split on its issued and outstanding common stock. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1998 and 1997 have been restated to reflect the stock split.

         During the year ended June 30, 1999 the Company issued 5,785,000 shares pursuant to Rule 504 of Regulation D promulgated by the United States Securities and Exchange Commission. 3,625,000 shares were issued for cash at $0.01 per share and 2,160,000 shares were issued for cash.

         During the year ended June 30, 1999 the Company completed a private placement sale of an aggregate of 202,500 common shares being issued for payments made on the Company's behalf.

         During the year ended June 30, 1999 the Company completed a private placement sale of an aggregate of 475,000 shares of common stock for payments made on the Company's behalf.

         During the year ended June 30, 1999 the Company issued 700,000 shares at $0.50 per share and 2,090,000 shares at $0.25 per share pursuant to
Regulation S promulgated by the United States Securities and Exchange Commission. The shares were issued for cash.

         During the year ended June 30, 2000 the Company issued 2,500,000 shares pursuant to Regulation S promulgated by the United States Securities and Exchange Commission. The shares were issued for the acquisition of Torchmail.com Ltd at $0.53 per share.

         During the year ended June 30, 2000 the Company issued 2,500,000 shares pursuant to Regulation S promulgated by the United States Securities and Exchange Commission. The shares were issued for cash and at $0.375 per share.

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                   (Continued)


NOTE 7 - COMMON STOCK TRANSACTIONS (Continued)

         During the year ended June 30, 2000 the Company issued 213,793 shares pursuant to Regulation S promulgated by the United States Securities and Exchange Commission. The shares were issued for a cashless exercise of warrants at $0.35 per share.

         During the year ended June 30, 2000 the Company issued 100,000 shares pursuant to Regulation S promulgated by the United States Securities and Exchange Commission. The shares were issued for cash on the exercise of warrants at $0.35 per share.

         During the year ended June 30, 2000 the Company issued 250,000 shares pursuant to Rule 701 promulgated by the United States Securities and Exchange Commission. The shares were issued for the acquisition and merger of Lazzara Financial Asset Recovery Inc. at $1.38 per share.

         During the year ended June 30, 2000 the Company issued 775,000 shares pursuant to Rule 701 promulgated by the United States Securities and Exchange Commission. The shares were issued for the acquisition of CMD Capital Ltd. at $1.38 per share.

         During the year ended June 30, 2000 the Company issued 9,751,407 shares pursuant to Regulation S promulgated by the United States Securities and Exchange Commission. The shares were issued for cash and at $0.70 per share.

         During the year ended June 30, 2000 the Company issued 1,136,301 shares pursuant to Regulation S, Rule 701 and Rule 144 promulgated by the United States Securities and Exchange Commission. The shares were issued for services at the market value of the shares at prices from $0.38 to $1.75 per shares.

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                   (Continued)


NOTE 8  - STOCK OPTIONS AND WARRANTS

         Employee and Consultants Warrants: The Company has issued to employees and consultants (or their designees) in consideration for services rendered warrants to purchase shares of the Company's common stock. These warrants provide for cashless exercise by the holders. These warrants are not redeemable. Details of these warrants are as follows:


   Granted              Expiry              Amount          Price    Exercised   Canceled
----------------   ----------------   ------------------   --------   -------    ---------
March 9, 1999      March 9, 2002                 300,000   $   0.25   213,793       86,207
March 31, 1999     March 31, 2002              1,000,000   $   0.25   475,000      525,006
October 26, 1999   October 26, 2001           21,700,000   $   0.33      --           --
March 1, 2000      March 1, 2002      25,000 per quarter   $   1.50      --           --
March 15, 2000     March 15, 2002       10,000 per month   $   1.50      --           --
April 1, 2000      April 1, 2002        25,000 per month   $   1.50      --           --
June 1, 2000       June 1, 2003                   50,000   $   1.00      --           --
May 1, 2000        May 1, 2002                    20,000   $   1.30      --           --
June 1, 2000       June 1, 2003                   85,714   $   0.70      --           --
May 27, 1999       May 27, 2002                  415,000   $   0.25      --           --
February 1, 2000   January 31, 2001     10,000 per month   $   1.00      --           --
February 3, 2000   February 3, 2005            2,389,100   $   0.70      --           --
June 1, 2000       June 1, 2002                2,000,000   $   1.00      --           --
June 1, 2000       June 1, 2002                1,000,000   $   1.10      --           --
June 1, 2000       June 1, 2002                1,000,000   $   1.60      --           --
June 1, 2000       June 1, 2002                  800,000   $   3.00      --           --

         During April 1999, the Company issued an aggregate of 700,000 common stock purchase warrants to seven investors, including 50,000 warrants to our President. These warrants are exercisable for a period of two years from the date of issuance at an exercise price of $.60, if exercised during the first year after issuance, and $.70 if exercised in the second year after issuance. Theses warrants are not redeemable. As of the date hereof, none of these warrants have been exercised. During June 1999, the Company issued an aggregate of 2,090,000 common stock purchase warrants to thirteen investors. These warrants are exercisable for a period of two years from the date of issuance at an exercise price of $0.35 per share. These warrants are not redeemable. As of the date hereof, 100,000 warrants have been exercised.

         During February, March and April of 2000, the Company sold and issued 9,751,407 redeemable Common Stock purchase warrants to purchase a like number of shares of Common

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                   (Continued)


NOTE 8  - STOCK OPTIONS AND WARRANTS (Continued)

Stock. Each such warrant entitles the holder to purchase one share of Common Stock, subject to adjustment in the event of any stock dividend, stock split, subdivision or combination, or any reclassification of the outstanding shares of Common Stock at any time after issuance until the expiration of these warrants, a date two years after the date upon which the underlying shares of Common Stock are registered for resale under the Securities Act of 1933, at a price of $0.77 per share. We may redeem these warrants at a price of US $0.10 per warrant commencing one year after the effective date of the registration statement under the Securities Act of 1933 covering the underlying Common Stock provided that
(i) a registration statement covering the underlying common stock is then effective and (ii) the average closing bid price per share of Common Stock for the thirty (30) day period ending five (5) days prior to the date of the redemption notice of the Warrants is at least $1.05 per share. The Company also granted an additional 250,000 common stock purchase warrants, having the same terms as noted above, in consideration for bridge financing provided prior to the completion of a private placement.

         All options and warrants have been granted at exercise prices greater than the market value on the date of granting. All options vest 100% at date of grant.


                                                              2000           1999
                                                          -----------    -----------
Options outstanding, beginning of year ................     3,893,793           --
  Granted .............................................    38,537,428      4,505,000
  Canceled ............................................          --         (611,207)
  Exercised ...........................................      (100,000)          --
                                                          -----------    -----------

Options and warrants outstanding, end of year .........    42,331,221      3,893,793
                                                          ===========    ===========

Price for options and warrants outstanding, end of year   $0.25 - $3.00  $0.25 - 0.70

Options and warrants granted subsequent to year end ...     3,150,000           --

Option and warrant price granted subsequent to year end   $0.25 - $1.00  $0.33 - .847


                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                   (Continued)


NOTE 9 - RELATED PARTY TRANSACTIONS

         During the year ended June 30, 2000 a director of the company was paid $60,000 pursuant to an employment agreement and was issued 175,000 shares at $1.38 per share for services rendered.

         During the year ended June 30, 2000 a director of the Company was paid $36,000 and issued 27,000 shares valued at $31,500 pursuant to a consulting agreement. An additional 125,000 shares were issued at $1.38 per share for other services rendered.

         During the year ended June 30, 2000 a director of the Company was paid $78,000 and issued 32,284 shares pursuant for a management services agreement. An additional 120,000 shares at $0.50 and 50,000 shares at $1.38 per share were issued for other services rendered.

         As discussed in note 3, the Company sold a subsidiary to another public company having directors in common.

     During the year ended June 30, 2000, a private company controlled by a relative of a director, was paid $156,750 for consulting services. During the year this private company loaned the Company $790,000 which was repaid. The repayment included interest of $13,857. Subsequent to June 30, 2000 as additional consideration for the loan, the Company granted the private company warrants to acquire up to 500,000 shares at $0.25 per share exercisable up to September 1, 2003. This relative of a director also occupies premises, which were leased by the Company subsequent to June 30, 2000 at a monthly rent cost of $4,750.


NOTE 10 - SUBSEQUENT EVENTS

         Subsequent to June 30, 2000 the Company granted additional stock options and warrants to employees and consultants as follows:


    Granted                     Expiry               Amount              Price
-----------------          -----------------       -----------         --------
September 1, 2000          May 1, 2003                 150,000         $   1.00
September 1, 2000          September 1, 2002         2,500,000         $   0.40
September 1, 2000          September 1, 2003           500,000         $   0.25

         Subsequent to June 30, 2000 the Company issued 175,000 shares at $0.50 per share and 1,280,000 shares at $0.40 per share for services.

         Subsequent to June 30, 2000 the Company collected $100,000 of the share subscription receivable.