Form 10-Q
period 2000-09-30
CATHAYONLINE INC
filed 2000-11-14
CIK 1098390

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000
                                ----------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be foiled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES X  NO___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: SEPTEMBER 3O, 2000 30,584,201
                                                -----------------------------

     Transitional Small Business Disclosure Format (check one). YES___ NO X

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                         INDEPENDENT ACCOUNTANT'S REPORT



CathayOnline, Inc.
(a development stage company)

We have reviewed the accompanying balance sheet of CathayOnline, Inc. (a development stage company) as of September 30, 2000, and the related statements of operations, and cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

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

Respectfully submitted

/S/ ROBISON, HILL & CO.
Certified Public Accountants

Salt Lake City, Utah
November 10, 2000

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                 Unaudited
                                               September 30,          June 30,
                                                    2000               2000
                                                ------------       ------------
ASSETS
Current Assets:
   Cash & Cash Equivalents ...............      $    140,480       $    786,290
   Restricted Cash .......................            82,497             82,497
   Accounts receivable ...................           156,188               --
   Advances ..............................           415,608             22,122
   Prepaid expenses & Deposits ...........           167,841            325,387
                                                ------------       ------------

     Total Current Assets ................           962,614          1,216,296
                                                ------------       ------------

Fixed Assets:
   Office Equipment ......................           155,670            133,753
   Computer Equipment ....................         1,383,438          1,381,304
   Furniture & Fixtures ..................           156,425            168,563
   Leasehold Improvements ................           268,246            229,925
                                                ------------       ------------
                                                   1,963,779          1,913,545
Less Accumulated Depreciation ............          (418,099)          (321,126)
                                                ------------       ------------

     Net Fixed Assets ....................         1,545,680          1,592,419
                                                ------------       ------------
Other Assets:
   Intangible Assets .....................           144,943             84,962
   Condominium ...........................           230,476            230,476
   Available-for-sale Investments ........        10,500,000          7,000,000
                                                ------------       ------------

     Total Other Assets ..................        10,875,419          7,315,438
                                                ------------       ------------

Total Assets: ............................      $ 13,383,713       $ 10,124,153
                                                ============       ============

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)

                                                    Unaudited
                                                  September 30,      June 30,
                                                       2000            2000
                                                   ------------    ------------
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable & Accrued Expenses .........   $  1,618,435    $  1,156,390
   Loans Payable ...............................        465,000            --
                                                   ------------    ------------

     Total Liabilities .........................      2,083,435       1,156,390
                                                   ------------    ------------

Stockholders' Equity:
   Common Stock, Par value $.001
      Authorized 50,000,000 shares,
      Issued 30,584,201 and 28,979,201 shares
      at September 30, 2000 and June 30, 2000 ..         30,584          28,979
  Paid-In Capital ..............................     11,995,332      11,337,437
  Stock Subscribed Receivable ..................       (408,750)       (408,750)
  Accumulated Unrealized Gains/Losses
    On Available for Sale Investments ..........      3,500,000            --
  Deficit Accumulated During the
  Development Stage ............................     (3,816,888)     (1,989,903)
                                                   ------------    ------------

     Total Stockholders' Equity ................     11,300,278       8,967,763
                                                   ------------    ------------

     Total Liabilities and
       Stockholders' Equity ....................   $ 13,383,713    $ 10,124,153
                                                   ============    ============









                 See accompanying notes and accountants' report.

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                    Cumulative
                                                                       since
                                                                     inception
                                Three Months Ended September 30,        of
                                                                    development
                                      --------------------------
                                         2000           1999           stage
                                      -----------    -----------    -----------

Revenues: .........................   $   156,188    $      --      $   156,188
Cost of revenues ..................        28,413           --           28,413
                                      -----------    -----------    -----------

Gross margin ......................       127,775           --          127,775

Expenses:
   General & Administrative .......     1,952,156        101,773      7,154,599
                                      -----------    -----------    -----------

     Net Operating Loss ...........    (1,824,381)      (101,773)    (7,026,824)
                                      -----------    -----------    -----------

Other Income (Expense)
   Interest, Net ..................        (2,604)          --           (4,395)
   Gain on Sale of Assets .........          --             --        5,238,394
   Loss on Abandonment of Assets ..          --             --          (94,063)
   Loss on Write Down of Goodwill .          --       (1,325,000)    (1,930,000)
                                      -----------    -----------    -----------

     Net Other Income (Expense) ...        (2,604)    (1,325,000)     3,209,936
                                      -----------    -----------    -----------

     Net Loss Before Taxes ........    (1,826,985)    (1,426,773)    (3,816,888)

Income Taxes ......................          --             --             --
                                      -----------    -----------    -----------
     Net Loss .....................   $(1,826,985)   $(1,426,773)   $(3,816,888)
                                      ===========    ===========    ===========

Basic & Diluted loss per share ....   $     (0.06)   $     (0.10)
                                      ===========    ===========


                 See accompanying notes and accountants' report.

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
           SINCE SEPTEMBER 20, 1995 (INCEPTION) TO SEPTEMBER 30, 2000

                                                                                          Accumulated                  Deficit
                                                                                          Unrealized                Accumulated
                                                                                Stock     Gains (Loss)                 During
                                             Common Stock          Paid-In    Subscribed       on     Comprehensive  Development
                                          Shares     Par Value     Capital    Receivable   Investments    Income        Stage
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------
Issuance of Stock at formation to
  incorporators for services rendered       9,999    $     200    $    --      $    --      $    --      $    --     $    --
Sale of common stock ................      15,000        3,000         --           --           --           --          --
Effect of 44 for 1 stock split ......   1,074,957       (2,100)       2,100         --           --           --          --
Net Loss for the period .............        --           --           --           --           --           --           (507)
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------

Balances at June 30, 1996 ...........   1,099,956        1,100        2,100         --           --           --           (507)

Net loss for the year ...............        --           --           --           --           --           --           (640)
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------

Balance at June 30, 1997 ............   1,099,956        1,100        2,100         --           --           --          (1,147)

January 5, 1998 Issuance of Stock
   for services and payment of
   accounts payable .................   1,539,912        1,540       (1,240)        --           --           --          --

Net Loss for the year ...............        --           --           --           --           --           --         (2,353)
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------

Balance at June 30, 1998 ............   2,639,868        2,640          860         --           --           --         (3,500)

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
           SINCE SEPTEMBER 20, 1995 (INCEPTION) TO SEPTEMBER 30, 2000
                                   (Continued)


                                                                                          Accumulated                  Deficit
                                                                                          Unrealized                Accumulated
                                                                                Stock     Gains (Loss)                 During
                                             Common Stock          Paid-In    Subscribed       on     Comprehensive  Development
                                          Shares     Par Value     Capital    Receivable   Investments    Income        Stage
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------
Cancellation of Officer Shares ......   (1,539,912)     (1,540)       1,540         --           --           --          --
Retroactive adjustment for 2.273
   to 1 stock split August 27, 1998 .   1,400,244        1,400       (1,400)        --           --           --          --
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------

Restated balance June 30, 1998 ......   2,500,200        2,500        1,000         --           --           --         (3,500)

Issuance of stock for cash ..........   5,785,000        5,785       52,065         --           --           --          --
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------
Capital contributed by shareholder ..        --           --          2,526         --           --           --          --
Issuance of stock for payment of ....     202,500          203         (203)        --           --           --          --
accounts payable
Issuance of stock for payment of ....     475,000          475      118,275         --           --           --          --
accounts payable
Issuance of Stock for cash ..........     700,000          700      349,300         --           --           --          --
Issuance of Stock for cash ..........   2,090,000        2,090      520,410     (429,250)        --           --          --
Net Loss ............................        --           --           --           --           --           --       (322,038)
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance at June 30, 1999 ............   11,752,700      11,753    1,043,373     (429,250)        --           --       (325,538)
Issuance of Stock to acquire
Torchmail.com Ltd. ..................   2,500,000        2,500    1,322,500         --           --           --          --

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
           SINCE SEPTEMBER 20, 1995 (INCEPTION) TO SEPTEMBER 30, 2000
                                   (Continued)


                                                                                          Accumulated                  Deficit
                                                                                          Unrealized                Accumulated
                                                                                Stock     Gains (Loss)                 During
                                             Common Stock          Paid-In    Subscribed       on     Comprehensive  Development
                                          Shares     Par Value     Capital    Receivable   Investments    Income        Stage
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------
Issuance  of Stock to acquire  Lazzara
Financial Asset Recovery Ltd. .......     250,000          250      344,750         --           --           --          --
  Issuance  of  Stock to  acquire  CMD       --
Capital Ltd. ........................     775,000          775    1,068,725         --           --
Issuance of Stock for cash ..........        --
                                        2,500,000        2,500      935,000     (408,750)        --          --           --
  Issuance  of Stock for cash,  net of       --
issue costs $1,361,596 ..............   9,751,407        9,752    5,454,637         --           --
Issuance of Stock on cashless
   exercise of warrant ..............     213,793          213       74,786         --           --           --          --
Issuance of Stock on exercise of
   warrants .........................     100,000          100       34,900         --           --           --          --

Issuance of Stock for services ......   1,136,301        1,136    1,058,766         --           --           --          --
Collection of Stock subscribed
   receivable .......................        --           --           --        429,250         --           --          --
Net Loss for the year
                                             --           --           --           --           --           --     (1,664,365)
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance at June 30, 2000 ............   28,979,201      28,979    11,337,437    (408,750)        --           --     (1,989,903)
   Issue of stock for services ......   1,455,000        1,455      598,045         --           --           --          --
   Issue of Stock to acquire Torchnet     150,000          150       59,850         --           --           --          --
Unrealized gain on investments ......        --           --           --           --      3,500,000    3,500,000        --
   Net loss for the period ..........        --           --           --           --           --     (1,826,985)  (1,826,985)
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------
Comprehensive Income
 September 30, 2000 (Unaudited)                                                                       $(1,670,015)
                                                                                                      ===========
Balance at September 30, 2000
(Unaudited) .........................  30,584,201    $  30,584   11,995,332    $(408,750)  $3,500,000               $(3,816,888)
                                        =========    =========    =========    =========    =========                 =========

                 See accompanying notes and accountants' report.

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   INTERIM STATEMENTS OF CASH FLOWS UNAUDITED

                                                                               Cumulative
                                                                                 Since
                                                                               Inception
                                                                                   of
                                           Three months ended September 30,    Development
                                                    2000           1999          Stage
                                                -----------    -----------    -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ....................................   $(1,826,985)   $(1,426,773)   $(3,816,888)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization ............        96,973            395        421,299
   Issuance of common stock for expenses ....       599,500         60,000      1,854,489
   Gain on Sale of Assets ...................          --             --       (5,238,394)
   Loss on Abandonment of Assets ............          --             --           94,063
   Loss on Write Down of Goodwill ...........          --        1,325,000      1,930,000
Change in operating assets and liabilities:
   Restricted cash ..........................          --             --          (82,497)
   Accounts receivable ......................      (156,188)          --         (156,188)
   Advances .................................      (393,486)        (2,500)      (415,608)
   Prepaid Expenses & Deposits ..............       157,546        (79,666)      (167,841)
   Accounts Payable & Accrued Expense .......       462,064         14,414      1,601,634
                                                -----------    -----------    -----------
Net Cash Used in Operating Activities .......    (1,060,576)      (109,130)    (3,975,931)
                                                -----------    -----------    -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of Fixed Assets .................       (50,234)        (8,451)    (2,288,498)
   Purchase of Intangible Assets ............          --             --          (60,400)
   Cash Payments for CMD ....................          --             --         (692,106)
   Cash Payment for Goodwill ................          --             --         (250,000)
   Investment in Subsidiaries ...............          --         (433,441)          --
                                                -----------    -----------    -----------

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   INTERIM STATEMENTS OF CASH FLOWS UNAUDITED
                                    Continued


                                                                               Cumulative
                                                                                 Since
                                                                               Inception
                                                                                   of
                                           Three months ended September 30,    Development
                                                    2000           1999          Stage
                                                -----------    -----------    -----------
Net Cash Used in Investing Activities .......       (50,234)      (441,892)    (3,291,004)
                                                -----------    -----------    -----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from issuance of common stock ......          --          468,750      6,936,889
Stock subscribed receivable .................          --          194,875           --
Capital contributed by shareholder ..........          --             --            2,526
Loans payable ...............................       465,000           --          465,000
                                                -----------    -----------    -----------
Net Cash Provided by Financing Activities ...       465,000        663,625      7,407,415
                                                -----------    -----------    -----------

Net (Decrease) Increase in
  Cash and Cash Equivalents .................      (645,810)       112,603        140,480
Cash and Cash Equivalents
  at Beginning of Period ....................       786,290        164,982           --
                                                -----------    -----------    -----------
Cash and Cash Equivalents
  at End of Period ..........................   $   140,480    $   277,585    $   140,480
                                                ===========    ===========    ===========

SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATIOM  Cash paid during the period for:
Interest ....................................   $     1,680    $      --      $    28,028
                                                ===========    ===========    ===========
Income taxes ................................   $      --      $      --             --
                                                ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING ACTIVITIES
Common Stock issued for Intangible Assets ...   $    60,000    $      --      $    80,562
                                                ===========    ===========    ===========
Common Stock issued for Subsidiaries ........   $      --      $ 1,322,000    $ 2,739,500
                                                ===========    ===========    ===========

                 See accompanying notes and accountants' report.

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2000, AND 1999
                (References to September 30, 2000 are Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for CathayOnline Inc is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of CathayOnline Inc as reported on the Company's Annual Report on form 10-K for the year ended June 30, 2000.

     In the opinion for management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly CathayOnline Inc.'s (the "Company") financial position at September 30, 2000, the results of operations and cash flows for the three months ended September 30, 2000. The results for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2001.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Nevada on September 20, 1995 using the name of Kyocera Management, Ltd. The name was changed to CathayOnline, Inc. on April 14, 1999. The Company ceased all operating activities during the period from September 20, 1995 to January 6,1998 and was considered dormant. On January 6, 1998, the Company obtained a Certificate of renewal from the State of Nevada. The Company as of June 30, 2000 and September 30, 2000 is in the development stage, and has not commenced planned principal operations.

Principles of Consolidation

     The consolidated financial statements for June 30, 2000 and the three months ended September 30, 2000 include the accounts of CathayOnline, Inc. and the following wholly owned subsidiaries:

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

     During the year ended June 30, 2000, through its wholly owned subsidiary CathayOnline Technologies (Hong Kong) Ltd, the company acquired and operated ten online lottery kiosks in

------------------------------------------------------------------------------

Guangzhou, China. The kiosk and lottery operations were to be transferred to China Lottery (Hong Kong) Limited (China Lottery) and the Company had entered into an agreement to sell China Lottery to an unrelated third party for $150,000. The sale was not completed and the Company abandoned the lottery operations and during the year ended June 30, 2000, wrote off the cost of the kiosks.

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

------------------------------------------------------------------------------

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

Loss per Share

     The reconciliation's of the numerators and denominators of the basic loss per share computations are as follows:

                                                                     Per-Share
                                         Income         Shares        Amount
                                         ------         ------        ------
                                       (Numerator)   (Denominator)
                                   For the three months ended September 30, 2000
                                   ---------------------------------------------
Basic Loss per Share
Loss to common shareholders ........   $(1,826,985)    30,070,451   $     (0.06)
                                       ===========    ===========   ===========

                                   For the three months ended September 30, 1999
                                   ---------------------------------------------
Basic Loss per Share
Loss to common shareholders ........   $(1,426,773)    14,473,048   $     (0.10)
                                       ===========    ===========   ===========

     The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2000, and 1999 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

     The Company's investments in marketable equity securities are held for an indefinite period of time and are thus classified as available-for-sale-securities. Unrealized holding gains on such securities are added to stockholders' equity. The Company's acquired $7,000,000 in marketable equity securities on June 30, 2000. As of September 30, 2000, based on the closing price of these securities, there was an unrealized gain of $3,500,000. Subsequent to September 30, 2000, the market price of these securities has declined.

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

The transaction has been accounted for as a purchase. As at the date of acquisition, CMD's only assets included 70% of the common stock of a Chinese company, whose assets included 100% ownership of a website. Pursuant to underlying agreements, CMD is required to provide funding of $3,000,000 for the Chinese company for continued development of the website. Pursuant to another underlying agreement CMD is required to provide $2,000,000 to be used to develop a Hong Kong version of the website. As of June 30, 2000, the Company had paid $558,600 and had issued 775,000 shares valued at $1,069,500. On June 30, 2000, the Company sold all of its CMD shares to Cathay Bancorp.com Limited, a wholly owned subsidiary of CathayOne, Inc. (formerly Premier Brands, Inc.), for an agreed upon value of $10,500,000 which was paid by the receipt of 1,750,000 shares of CathayOne, Inc. which was valued for accounting purposes at the June 30, 2000 market value of $4.00 per share.

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

NOTE 5 - DEVELOPMENT STAGE COMPANY

     The Company is in the development stage. The activities of the Company as of September 30, 2000 have consisted primarily of identifying opportunities, negotiating letters of understanding with potential partners, planning and developing the operations, recruiting personnel, raising capital, and purchasing assets. As is common with a development stage company, the Company has not generated revenues from planned principal operations and has had recurring losses during its development stage.

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

     The minimum future lease payments under these leases for the next five years are:

                Year Ended June 30,
         ----------------------------------
          2001                                                        $461,268
          2002                                                         420,146
          2003                                                         328,536
          2004                                                         328,536
          2005                                                         248,324
                                                             ------------------
          Total minimum future lease payments                       $1,786,810
                                                             ==================


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

NOTE 8  - STOCK OPTIONS AND WARRANTS

     Employee and Consultants Warrants: The Company has issued to employees and consultants (or their designees) in consideration for services rendered warrants to purchase shares of the Company's common stock. These warrants provide for cashless exercise by the holders. These warrants are not redeemable. Details of these warrants are as follows:

       Granted                   Expiry                  Amount             Price       Exercised       Canceled
       -------                   ------                  ------             -----       ---------       --------
March 9, 1999            March 9, 2002                           300,000       $0.25        213,793          86,207
March 31, 1999           March 31, 2002                        1,000,000       $0.25        475,000         525,006
October 26, 1999         October 26, 2001                     21,700,000       $0.33              -               -
March 1, 2000            March 1, 2002                25,000 per quarter       $1.50              -               -
March 15, 2000           March 15, 2002                 10,000 per month       $1.50              -               -
April 1, 2000            April 1, 2002                  25,000 per month       $1.50              -               -
June 1, 2000             June 1, 2003                             50,000       $1.00              -               -
May 1, 2000              May 1, 2002                              20,000       $1.30              -               -
June 1, 2000             June 1, 2003                             85,714       $0.70              -               -
May 27, 1999             May 27, 2002                            415,000       $0.25              -               -
February 1, 2000         January 31, 2001               10,000 per month       $1.00              -               -
February 3, 2000         February 3, 2005                      2,389,100       $0.70              -               -
June 1, 2000             June 1, 2002                          2,000,000       $1.00              -               -
June 1, 2000             June 1, 2002                          1,000,000       $1.10              -               -
June 1, 2000             June 1, 2002                          1,000,000       $1.60              -               -
June 1, 2000             June 1, 2002                            800,000       $3.00              -               -
September 1, 2000        May 1, 2003                             150,000       $1.00              -               -
September 1, 2000        September 1, 2002                     2,500,000       $0.40              -               -
September 1, 2000        September 1, 2003                       500,000       $0.25              -               -

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

                                                   2000                 1999
                                               ------------         -----------
Options outstanding, beginning of year            3,893,793                   -
  Granted                                        38,537,428           4,505,000
  Canceled                                                -            (611,207)
  Exercised                                        (100,000)                  -
                                               ------------         -----------

Options and warrants outstanding, end of year    42,331,221           3,893,793
                                               ============         ===========

Price for options and warrants outstanding,
  end of year                                 $0.25 - $3.00        $0.25 - 0.70

Options and warrants granted during the three months ended
September 30, 2000                                3,150,000                   -

Option and warrant price granted subsequent
  to year end                                 $0.25 - $1.00        $0.33 - .847

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

     During the three months ended September 30, 2000, transactions with directors and officers were as follows:

-    Salaries of $30,000 pursuant to an employment agreement.
- Salaries of $15,180 plus an additional amount of $11,440 pursuant to an employment agreement. The issue of shares paid the $11,440 after September 30, 2000.
- Salaries of $30,000 pursuant to a management agreement. An amount of $10,500 included in accounts payable is to be paid by the issue of 37,923 shares.
- Consulting fees of $12,000 plus 9000 shares valued at $2,814. The shares have not yet been issued.

     During the three months ended September 30, 2000, a private company controlled by a relative of a director incurred consulting fees of $14,000. During the three months ended September 30, 2000, this private company loaned the Company $465,000. The amount, plus additional amounts received after September 30, 2000 bear interest at 12% per annum. During the three months ended September 30, 2000, the Company also paid $8,550 in rent for an apartment occupied by the relative.

     During the three months ended September 30, 2000 the Company had revenues of $156,888 from another public company having directors in common. As at September 30, 2000, $156,888 in accounts receivable and $364,707 in advances were due from this company.

NOTE 10 - SUBSEQUENT EVENTS

     Subsequent to September 30, 2000 the Company issued 50,000 shares for accrued salaries of $11,440 included in accrued expenses at September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, particularly with respect to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the SEC or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, plans for future operations, financing needs or plans, plans relating to products or services of operations, financing needs or plans, plans relating to products or services of the Company, estimates concerning the effects of litigation or other disputes or other disputes, as well as assumptions to any of the foregoing. In addition, when used in this discussion the words "anticipate", "estimates", "expects, "intends", "plans", and variations thereof and similar expressions are intended to identify forward looking statements.

Forward -looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report, which speak only as of the date of this report. The Company undertakes no obligation to publicly publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues were $156,188 for the period ended September 30, 2000 compared to none for the period ended September 30, 1999. Revenues were the results of utilizing our technical staff to provide web development services to another public company having directors in common. Cost of revenues represents the direct labour costs of our technical staff utilized for this project. These revenues are not a result of the Company's planned principle operations nor are they significant compared to existing operating costs and accordingly the Company still considers itself to be in the development stage.

General and administrative costs increased to $1,952,156 for the three months ended September 30, 2000 compared to $101,773 for the three months ended September 30, 1999. The increase includes depreciation and amortization expenses of $96,973 for the three months ended September 30, 2000 compared to $395 for the three months ended September 30, 1999. The increase in depreciation and amortization is a result of the increase in fixed assets on hand, most of which were acquired during the third and fourth quarter of the year ended June 30, 2000. Other general and administrative costs have increased due to the increase in office space and staffing which occurred primarily during the fourth quarter of the year ended June 30, 2000, increased legal fees incurred in connection with the Company's first 10-K filing, and increased consulting fees.

Other expenses were $2,604 for the three months ended September 30, 2000 compared to $1,325,000 for the three months ended September 30, 1999. The previous expense was due to write down of the excess purchase price over net tangible assets acquired in connection with the Company's purchase of Torchmail.com Inc on July 2, 1999.

LIQUIDITY AND CAPITAL RESOURCES

We have sustained net losses and negative cash flows from operations since our inception. As of September 30, 2000 we have negative working capital of $1,120,821 and cash available of $140,480. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations or to obtain additional funding through public or private equity financing, collaborative or other sources. We are seeking to increase revenues through continued marketing of our services; nonetheless additional funding will be required within the next quarter.

We are working to obtain sufficient working capital from external sources in order to continue operations. There is however, no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful.

Net cash used in operating activities was $1,060,576 and $109,130 for the three months ending September 30, 2000 and 1999, respectively. Cash used in operations was primarily the result of the net losses of $1,826,985 and $1,426,773 for the three months ending September 30, 2000 and 1999 respectively.

Net cash used in investing activities was $50,234 and $441,892 for the three months ending September 30, 2000 and 1999, respectively and relates to purchase of equipment and advances to subsidiaries.

Net cash provided by financing activities was $465,000 and $663,625 for the three months ending September 30, 2000 and 1999, respectively. Cash provided by financing activities for the three months ending September 30, 2000 consists of $465,000 in loans from a related party. Cash provided by financing activities for the period ending September 30, 1999 is from the issuance of capital stock and collection of share subscriptions receivable.

INCOME TAXES

No provision for federal and state incomes taxes has been recorded as we have incurred net operating losses from inception through June 30, 2000. As of June 30, 2000, we had approximately $1,990,000 of federal and state net operation loss carryforwards available to offset future taxable income, which expire in varying amounts beginning in 2015. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Because there is significant doubt as to whether we will realize any benefit from this deferred tax asset, we have established a full valuation allowance as of September 30, 2000.

INFLATION AND REGULATION

Our operations have not been, and in the near term are not expected to be, materially affected by inflation or changing prices. We will encounter competition from a variety of firms selling Internet services in its market area. Many of these firms have long-standing customer relationships and are well staffed and well financed. The Company believes that competition in the Internet industry is based on competitive pricing, although the ability, reputation and support of a marketing network is also significant. The Company does not believe that any recently enacted or presently pending proposed legislation will have a material adverse effect on its results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

We are not exposed to a material level of market risks due to changes in interest rates. We do not have outstanding debt instruments and we do not maintain a portfolio of interest-sensitive debt instruments. We expect to derive a significant portion of revenues in the form of Renminbi and, therefore, may be exposed to significant foreign currency risks in the future. During the fiscal year ended June 30, 2000 and the three months ended September 30, 2000, we did not engage in hedging activities to mitigate the impact of changes in foreign exchange rates. We may in the future use foreign currency forward exchange contracts as a vehicle for hedging purposes.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2000, the Company issued 150,000 shares at $0.40 each pursuant to Regulation S under the Securities Act of 1993, as amended (the "Securities Act"). The shares were issued for the acquisition of an additional interest in a Sino Foreign joint venture held by the Company's wholly owned subsidiary Torchmail.com Inc.

During the three months ended September 30, 2000, the Company issued 1,455,000 shares pursuant to Regulation S, Rule 701 and Rule 144 promulgated by the United States Securities and Exchange Commission. The shares were issued for services at the market value of the shares at prices from $0.40 to $0.50 per shares.

During the three months ended September 30, 2000 the Company granted warrants for the acquisition of up to 150,000 shares at $1.00 each up to May 1, 2003, 2,500,000 shares at $0.40 each up to September 1, 2002, and 500,000 shares at $0.25 each up to September 1, 2003.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

     The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

INDEX TO EXHIBITS

EXHIBIT
NO.        DESCRIPTION
-------    -------------------------

2.1 Share Purchase Agreement dated as of June 30, 2000 among CathayOnline Technologies (Hong Kong) Limited, SNet Communications (HK) Limited, Ting Kan Nok, CMD Capital Limited, CathayBancorp.com, Limited and Premier Brands, Inc. (Filed as Exhibit 2.1 to the Company's 10-K report dated October 2, 2000 and incorporated herein by reference)

3.1 Articles of Incorporation of CathayOnline Inc. (Filed as Exhibit 3.1 to Amendment No. 1 to the Company's Current Report on Form 8-K dated January 18, 2000 and incorporated herein by reference.)

3.2        Amended and Restated  By-Laws of CathayOnline  Inc. (Filed as Exhibit
           3.2  to  the  Company's   10-K  report  dated  October  2,  2000  and
           incorporated herein by reference)

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

10.9 Cooperation Agreement dated as of May 11, 2000 among Wuyi University of Jiangmen, CathayOnline Technologies (Hong Kong) Limited, and Sichuan Guo Xun Xin Xi Chan Ye You Xian Gong Xi (Filed as Exhibit
           10.9 to the Company's 10-K report dated October 2, 2000 and incorporated herein by reference)

10.10 Cooperation Agreement with the Second Institution of the Aerospace Machine & Electronic Group (Filed as Exhibit 10.10 to the Company's 10-K report dated October 2, 2000 and incorporated herein by reference)


10.11 Cooperation Agreement dated February 16, 2000 between TorchMail.com, Inc. and Digital Technology Co. Ltd. of National Library of China (Filed as Exhibit 10.11 to the Company's 10-K report dated October 2, 2000 and incorporated herein by reference)

21.1 List of Subsidiaries (Filed as Exhibit 21.1 to the Company's 10-K report dated October 2, 2000 and incorporated herein by reference)


27.1       Financial Data Schedule *


-----------------------
  *  Filed with this report


(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CATHAYONLINE, INC.
                               ------------------
                                  (Registrant)


DATE:     NOVEMBER 13 , 2000                        BY:    /S/ BRIAN W. RANSOM
       --------------------                       ----------------------
                                                     Brian W. Ransom
                                                     President and Director

DATE:     NOVEMBER  13, 2000                        BY:    /S/ GLENN OHLHAUSER
       --------------------                       ----------------
                                                     Glenn Ohlhauser
                                                     Chief Financial Officer and
                                    Secretary