Form 10-Q
period 2000-12-31
CATHAYONLINE INC
filed 2001-02-15
CIK 1098390

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2000
                                ----------------

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

            437 MADISON AVENUE, 33rd FLOOR, NEW YORK NEW YORK, 10022
           ----------------------------------------------------------
                    (Address of principal executive offices)

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

YES X....NO___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

              State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: DECEMBER 31, 2000 33,410,258


Transitional Small Business Disclosure Format (check one).
YES___   NO   X

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                         INDEPENDENT ACCOUNTANT'S REPORT



CathayOnline, Inc.
(a development stage company)

We have reviewed the accompanying balance sheet of CathayOnline, Inc. (a development stage company) as of December 31, 2000 and June 30, 2000, and the related statements of operations for the three months and six months periods ended December 31, 2000 and 1999, and cash flows for the six month periods ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Respectfully submitted

/S/ ROBISON, HILL & CO.
Certified Public Accountants

Salt Lake City, Utah
February 14, 2001

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS




                                                 Unaudited
                                                December 31,         June 30,
                                                   2000               2000
                                                ------------       ------------
ASSETS
Current Assets:
   Cash & Cash Equivalents ...............      $     63,884       $    786,290
   Restricted Cash .......................            75,577             82,497

   Accounts receivable ...................           309,469               --
   Advances ..............................           535,987             22,122
   Prepaid expenses & Deposits ...........            89,577            325,387
                                                ------------       ------------

     Total Current Assets ................         1,074,494          1,216,296
                                                ------------       ------------

Fixed Assets:
   Office Equipment ......................           170,815            133,753
   Computer Equipment ....................         1,424,973          1,381,304
   Furniture & Fixtures ..................           159,787            168,563
   Leasehold Improvements ................           268,923            229,925
                                                ------------       ------------
                                                   2,024,498          1,913,545
Less Accumulated Depreciation ............          (515,072)          (321,126)
                                                ------------       ------------

     Net Fixed Assets ....................         1,509,426          1,592,419
                                                ------------       ------------
Other Assets:
   Intangible Assets .....................           144,943             84,962
   Condominium ...........................           230,476            230,476
   Available-for-sale Investments ........         4,156,250          7,000,000
                                                ------------       ------------

     Total Other Assets ..................         4,531,669          7,315,438
                                                ------------       ------------

Total Assets: ............................      $  7,115,589       $ 10,124,153
                                                ============       ============

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                                   (Continued)

                                                                Unaudited
                                                                December 31,     June 30,
                                                                    2000            2000
                                                                ------------    ------------
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable & Accrued Expenses ......................   $  1,966,826    $  1,156,390
   Loans Payable ............................................        145,425            --
                                                                ------------    ------------
                                                                   2,112,251       1,156,390
   Convertible Notes payable ................................        250,000            --
                                                                ------------    ------------
     Total Liabilities ......................................      2,362,251       1,156,390
                                                                ------------    ------------

Stockholders' Equity:
   Common Stock, Par value $.001
      Authorized 100,000,000 shares,
      Issued and outstanding 33,410,258 and 28,979,201 shares
      at December 31, 2000 and June 30, 2000 ................         33,410          28,979
  Paid-In Capital ...........................................     12,259,546      11,337,437
  Stock Subscribed Receivable ...............................           --          (408,750)
  Accumulated Unrealized Gains/Losses
  On Available for Sale Investments .........................     (2,843,750)           --
  Deficit Accumulated During the
  Development Stage .........................................     (4,695,868)     (1,989,903)
                                                                ------------    ------------

     Total Stockholders' Equity .............................      4,753,338       8,967,763
                                                                ------------    ------------

     Total Liabilities and
       Stockholders' Equity .................................   $  7,115,589    $ 10,124,153
                                                                ============    ============








                 See accompanying notes and accountants' report.

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                  INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                               Cumulative
                                                                                                  since
                                                                                                inception
                                                                                                    of
                                        Three Months Ended            Six Months Ended
                                            December 31,                December 31,            development
                                    --------------------------    --------------------------
                                       2000            1999          2000            1999            stage
                                    -----------    -----------    -----------    -----------    -----------

Revenues: .......................   $   176,374    $      --      $   332,562    $      --      $   332,562

Cost of revenues ................        32,831           --           61,244           --           61,244
                                    -----------    -----------    -----------    -----------    -----------

Gross margin ....................       143,543           --          271,318           --          217,318
Expenses:
   General & Administrative .....       984,986        940,147      2,937,142      1,031,920      8,139,585
                                    -----------    -----------    -----------    -----------    -----------

     Net Operating Loss .........      (841,443)      (940,147)    (2,665,824)    (1,031,920)    (7,868,267)
                                    -----------    -----------    -----------    -----------    -----------

Other Income (Expense)
   Interest, Net ................           713         (2,347)        (1,891)        (2,347)        (3,682)
   Gain on Sale of Assets .......          --             --             --             --        5,238,394
   Loss on Abandonment of Assets           --             --             --             --          (94,063)
   Loss on Write Down of Goodwill       (38,250)          --          (38,250)    (1,335,000)    (1,968,250)
                                    -----------    -----------    -----------    -----------    -----------

     Net Other Income (Expense) .       (37,537)        (2,347)       (40,141)    (1,337,347)     3,172,399
                                    -----------    -----------    -----------    -----------    -----------

     Net Loss Before Taxes ......      (878,980)      (942,494)    (2,705,965)    (2,369,267)    (4,695,868)

Income Taxes ....................          --             --             --             --
                                    -----------    -----------    -----------    -----------    -----------

     Net Loss ...................   $  (878,980)   $  (942,494)   $(2,705,965)   $(2,369,267)   $(4,695,868)
                                    ===========    ===========    ===========    ===========    ===========

Basic & Diluted loss per share      $     (0.03)   $     (0.06)   $     (0.09)   $     (0.15)
                                    ===========    ===========    ===========    ===========

                 See accompanying notes and accountants' report.

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
           SINCE SEPTEMBER 20, 1995 (INCEPTION) TO DECEEMBER 31, 2000

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

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
           SINCE SEPTEMBER 20, 1995 (INCEPTION) TO DECEEMBER 31, 2000
                                   (Continued)


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

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
            SINCE SEPTEMBER 20, 1995 (INCEPTION) TO DECEMBER 31, 2000
                                   (Continued)


                                                                                          Accumulated                  Deficit
                                                                                          Unrealized                Accumulated
                                                                                Stock     Gains (Loss)                 During
                                             Common Stock          Paid-In    Subscribed       on     Comprehensive  Development
                                          Shares     Par Value     Capital    Receivable   Investments    Income        Stage
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------
Issuance  of Stock to acquire  Lazzara
Financial Asset Recovery Ltd. .......     250,000          250      344,750         --           --           --          --
  Issuance  of  Stock to  acquire  CMD       --
Capital Ltd. ........................     775,000          775    1,068,725         --           --
Issuance of Stock for cash ..........        --
                                        2,500,000        2,500      935,000     (408,750)        --          --           --
  Issuance  of Stock for cash,  net of       --
issue costs $1,361,596 ..............   9,751,407        9,752    5,454,637         --           --
Issuance of Stock on cashless
   exercise of warrant ..............     213,793          213       74,786         --           --           --          --
Issuance of Stock on exercise of
   warrants .........................     100,000          100       34,900         --           --           --          --

Issuance of Stock for services ......   1,136,301        1,136    1,058,766         --           --           --          --
Collection of Stock subscribed
   receivable .......................        --           --           --        429,250         --           --          --
Net Loss for the year
                                             --           --           --           --           --           --     (1,664,365)
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance at June 30, 2000 ............   28,979,201      28,979    11,337,437    (408,750)        --           --     (1,989,903)
Issue of stock for cash .............    1,000,000       1,000        49,000         --          --           --          --
Issue of stock for services..........    3,056,057       3,056       775,234         --          --           --          --
Issue of Stock to acquire Torchnet...      150,000         150        59,850         --          --           --          --
Issue of stock for CMD...............      225,000         225        38,025         --          --           --          --
Collection of stock subscribed
  receivable ........................        --           --           --        408,750         --           --          --
Unrealized loss on investments ......        --           --           --           --     (2,843,750)  (2,843,750)       --
   Net loss for the period ..........        --           --           --           --           --     (2,705,965)  (2,705,965)
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------
Comprehensive Income
 Deptember 31, 2000 (Unaudited)                                                                        $(5,549,715)
                                                                                                       ===========
Balance at December 31, 2000
(Unaudited) .........................  33,410,258    $  33,410   $12,259,546   $    --    $(2,843,750)               $(4,695,868)
                                        =========    =========    =========    =========  ===========                 =========

                 See accompanying notes and accountants' report.

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   INTERIM STATEMENTS OF CASH FLOWS UNAUDITED

                                                                              Cumulative
                                                                                Since
                                                                              Inception
                                                                                 of
                                             Six months ended December 31,    Development
                                                   2000           1999           Stage
                                                -----------    -----------    -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ....................................   $(2,705,965)   $(2,369,267)   $(4,695,868)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization ............       193,946           --          521,272

   Issuance of common stock for expenses ....       778,290        254,100      2,033,279
   Gain on Sale of Assets ...................          --             --       (5,238,394)
   Loss on Abandonment of Assets ............          --             --           94,063
   Loss on Write Down of Goodwill ...........        38,250      1,335,000      1,968,250
Change in operating assets and liabilities:
   Restricted cash ..........................         6,920           --          (75,577)
   Accounts receivable ......................      (309,469)        (9,080)      (309,469)
   Advances .................................      (513,865)          --         (535,987)
   Prepaid Expenses & Deposits ..............       235,810       (189,453)       (89,577)
   Accounts Payable & Accrued Expense .......       810,452        740,618      1,950,022
                                                -----------    -----------    -----------
Net Cash Used in Operating Activities .......    (1,465,631)      (238,082)    (4,377,986)
                                                -----------    -----------    -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of Fixed Assets .................      (110,953)    (1,373,400)    (2,349,217)
   Purchase of Intangible Assets ............          --             --          (60,400)
   Cash Payments for CMD ....................          --             --         (692,106)
   Cash Payment for Goodwill ................          --          (10,000)      (250,000)
   Investment in Subsidiaries ...............          --          204,546           --
                                                -----------    -----------    -----------

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   INTERIM STATEMENTS OF CASH FLOWS UNAUDITED
                                    Continued


                                                                              Cumulative
                                                                                Since
                                                                              Inception
                                                                                 of
                                             Six months ended December 31,    Development
                                                2000           1999           Stage
                                            -----------    -----------    -----------
Net Cash Used in Investing Activities          (110,953)    (1,178,854)    (3,351,723)
                                            -----------    -----------    -----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Convertible Notes .......................       250,000           --          250,000
Proceeds from issuance of common stock ..        50,000        972,500      6,986,889
Stock subscribed receivable .............       408,750        (39,500)       408,750
Capital contributed by shareholder ......          --             --            2,526
Loans payable ...........................       145,428        451,000        145,428
                                            -----------    -----------    -----------
Net Cash Provided by Financing Activities       854,178      1,384,000      7,793,593
                                            -----------    -----------    -----------

Net (Decrease) Increase in
  Cash and Cash Equivalents .............      (722,406)       (32,936)        63,884
Cash and Cash Equivalents
  at Beginning of Period ................       786,290        164,982           --
                                            -----------    -----------    -----------
Cash and Cash Equivalents
  at End of Period ......................   $    63,884    $   132,046    $    63,884
                                            ===========    ===========    ===========

SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATIOM  Cash paid during the period for:
Interest                                         $3,764     $     -          $30,112
Income taxes                                $       --      $     -          $     -

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING ACTIVITIES
Common Stock issued for Intangible Assets       $60,000     $     -          $80,562
Common Stock issued for Subsidiaries            $38,250    $1,322,000     $2,777,750

                 See accompanying notes and accountants' report.

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2000, AND 1999


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

     In the opinion for management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly CathayOnline Inc.'s (the "Company") financial position at December 30, 2000, the results of operations and cash flows for the six months ended December 31, 2000. The results for the period ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2001.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Nevada on September 20, 1995 using the name of Kyocera Management, Ltd. The name was changed to CathayOnline, Inc. on April 14, 1999. The Company ceased all operating activities during the period from September 20, 1995 to January 6,1998 and was considered dormant. On January 6, 1998, the Company obtained a Certificate of renewal from the State of Nevada. The Company as of June 30, 2000 and December 31, 2000 is in the development stage, and has not commenced planned principal operations.

Principles of Consolidation

     The consolidated financial statements for June 30, 2000 and the six months ended December 31, 2000 include the accounts of CathayOnline, Inc. and the following wholly owned subsidiaries:

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

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of six months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

Translation of Foreign Currency

         The Companies functional currencies include U.S. Dollars, Canadian Dollars and Chinese Renminbi. All balance sheet accounts of foreign operations are translated into U.S. dollars at the period-end rate of exchange and statement of operations items are translated at the weighted average exchange rates for the period. The resulting translation adjustments are made directly to a separate component of the stockholders' equity. Certain foreign activities are considered to be an extension of the U.S. operations, and the gain or loss resulting from re-measuring these transactions into U.S. dollars is included in income. Gains or losses from other foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the Statements of Operations.

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

Loss per Share


The reconciliation's of the numerators and denominators of the basic loss per share computations are as follows:


                                 Three months Ended             Six Months Ended
                              December 31,   December 31,   December 31,   December 31,
                                 2000            1999            2000         1999
                              ------------   ------------   ------------   ------------
Loss                          $   (878,980)  $   (942,494)  $ (2,705,965)  $ (2,369,267)

Weighted average common share   33,324,595     17,085,063     31,633,519     15,769,691
                              ------------   ------------   ------------   ------------


Loss per common share               $(0.03)        $(0.06)        $(0.09)        $(0.15)
                              ============   ============   ============   ============


         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for December 31, 2000, and 1999 and are thus not considered.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

         The Company's investments in marketable equity securities are held for an indefinite period of time and are thus classified as available-for-sale-securities. Unrealized holding gains on such securities are added to stockholders' equity. The Company's acquired $7,000,000 in marketable equity securities on June 30, 2000 as a result of the sale of a subsidiary as disclosed in Note 3. These securities are restricted from resale for a period of one year from their receipt. As of December 31, 2000, based on the closing price of these securities, there was an unrealized loss of $2,843,750.

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

The transaction has been accounted for as a purchase. As at the date of acquisition, CMD's only assets included 70% of the common stock of a Chinese company, whose assets included 100% ownership of a website. Pursuant to underlying agreements, CMD is required to provide funding of $3,000,000 for the Chinese company for continued development of the website. Pursuant to another underlying agreement CMD is required to provide $2,000,000 to be used to develop a Hong Kong version of the website. As of June 30, 2000, the Company had paid $558,600 and had issued 775,000 shares valued at $1,069,500. On June 30, 2000, the Company sold all of its CMD shares to Cathay Bancorp.com Limited, a wholly owned subsidiary of CathayOne, Inc. (formerly Premier Brands, Inc.), for an agreed upon value of $10,500,000 which was paid by the receipt of 1,750,000 shares of CathayOne, Inc. which was valued for accounting purposes at the June 30, 2000 market value of $4.00 per share. During the six months ended December 31, 2000, the Company issued an additional 225,000 shares pursuant to the original April 1, 2000 purchase agreement. These shares were valued at their market value when issued, and the amount ($38,250) has been written off.

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

         Subsequent to June 30, 2000 the Company subleased additional premises in New York for a period ending December 31, 2001 at a monthly rent cost of $4,750. The sublease was terminated effective December 31, 2000.

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
                                                              ==================


NOTE 7 - CONVERTIBLE NOTES PAYABLE

         By an agreement dated November 22, 2000 the Company issued convertible notes for an aggregate of $250,000 payable on November 30, 2001. The notes bear interest at 10% per annum commencing from December 12, 2000 payable monthly commencing January 2, 2001. The notes and interest are convertible into common shares at the lower of 70% of the average closing price for the five days prior to the date of conversion or $0.06566 per share. The notes will automatically be extended for an additional eighteen months unless the holder notifies the Company ten days before expiry that they will not be extended.

NOTE 8 - COMMON STOCK TRANSACTIONS

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

NOTE 9  - STOCK OPTIONS AND WARRANTS

         Employee and Consultants Warrants: The Company has issued to employees and consultants (or their designees) in consideration for services rendered warrants to purchase shares of the Company's common stock. These warrants provide for cashless exercise by the holders. These warrants are not redeemable. Details of these warrants are as follows:

       Granted                   Expiry                  Amount             Price       Exercised       Canceled
       -------                   ------                  ------             -----       ---------       --------
March 9, 1999            March 9, 2002                           300,000       $0.25        213,793          86,207
March 31, 1999           March 31, 2002                        1,000,000       $0.25        475,000         525,006
May 27, 1999             May 27, 2002                            415,000       $0.25              -               -
October 26, 1999         October 26, 2001                     21,700,000       $0.33              -               -
February 1, 2000         January 31, 2001               10,000 per month       $1.00              -               -
February 3, 2000         February 3, 2005                      2,389,100       $0.70              -               -
March 1, 2000            March 1, 2002               25,000 per quarter*       $1.50              -               -
March 15, 2000           March 15, 2002                10,000 per month*       $1.50              -               -
April 1, 2000            April 1, 2002                 25,000 per month*       $1.50              -               -
May 1, 2000              May 1, 2002                              20,000       $1.30              -               -
June 1, 2000             June 1, 2003                             50,000       $1.00              -               -
June 1, 2000             June 1, 2003                             85,714       $0.70              -               -
June 1, 2000             June 1, 2002                          2,000,000       $1.00              -               -
June 1, 2000             June 1, 2002                          1,000,000       $1.10              -               -
June 1, 2000             June 1, 2002                          1,000,000       $1.60              -               -
June 1, 2000             June 1, 2002                            800,000       $3.00              -               -
September 1, 2000        May 1, 2003                             150,000       $1.00              -               -
September 1, 2000        September 1, 2002                     2,500,000       $0.40              -               -
September 1, 2000        September 1, 2003                       500,000       $0.25              -               -
December 12, 2000        December 13, 2005                     1,500,000       $0.09              -               -
December 13, 2000        December 13, 2005                     1,800,000       $0.25              -               -

*Related consulting contracts were cancelled as of December 31, 2000.

         During April 1999, the Company issued an aggregate of 700,000 common stock purchase warrants to seven investors, including 50,000 warrants to the Company President. These warrants are exercisable for a period of two years from the date of issuance at an exercise price of $.60, if exercised during the first year after issuance, and $.70 if exercised in the second year after issuance. Theses warrants are not redeemable. As of the date hereof, none of these warrants have been exercised. During June 1999, the Company issued an aggregate of 2,090,000 common stock purchase warrants to thirteen investors. These warrants are exercisable for a period of two years from the date of issuance at an exercise price of $0.35 per share. These warrants are not redeemable. As of the date hereof, 100,000 warrants have been exercised.

         During February, March and April of 2000, the Company sold and issued 9,751,407 redeemable Common Stock purchase warrants to purchase a like number of shares of Common Stock. Each such warrant entitles the holder to purchase one share of Common Stock, subject to adjustment in the event of any stock dividend, stock split, subdivision or combination, or any reclassification of the outstanding shares of Common Stock at any time after issuance until the expiration of these warrants, a date two years after the date upon which the underlying shares of Common Stock are registered for resale under the Securities Act of 1933, at a price of $0.77 per share. The Company may redeem these warrants at a price of US $0.10 per warrant commencing one year after the effective date of the registration statement under the Securities Act of 1933 covering the underlying Common Stock provided that (i) a registration statement covering the underlying common stock is then effective and (ii) the average closing bid price per share of Common Stock for the thirty (30) day period ending five (5) days prior to the date of the redemption notice of the Warrants is at least $1.05 per share.

The Company also granted an additional 250,000 common stock purchase warrants, having the same terms as noted above, in consideration for bridge financing provided prior to the completion of a private placement.

         All options and warrants have been granted at exercise prices greater than the market value on the date of granting. Except as noted, all options vest 100% at date of grant.

                                                                                    2000                1999
                                                                             ------------------- -------------------
Options outstanding, beginning of year                                                3,893,793                   -
  Granted                                                                            38,537,428           4,505,000
  Canceled                                                                                    -           (611,207)
  Exercised                                                                           (100,000)                   -
                                                                             ------------------- -------------------

Options and warrants outstanding, end of year                                        42,331,221           3,893,793
                                                                             =================== ===================

Price for options and warrants outstanding, end of year                           $0.25 - $3.00        $0.25 - 0.70

Options and warrants granted during the six months ended
December 31, 2000*                                                                    5,245,000                   -
2000



 2000

Option and warrant price granted subsequent to year end                           $0.09 - $1.00        $0.33 - .847

*Includes 1,800,000 vested in monthly amounts of 150,000 commencing December 13, 2000 and on the first of each month thereafter.

NOTE 10 - RELATED PARTY TRANSACTIONS

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

During the six months ended December 31, 2000, transactions with directors and officers were as follows:

     -    Salaries of $60,000 pursuant to an employment agreement.
     - Salaries of $29,983 plus 50,000 shares issued pursuant to an employment agreement.
     - Salaries of $60,000 pursuant to a management agreement. An amount of $10,500 included in accounts payable is to be paid by the issue of 145,539 shares. During the period 190,872 shares were issued to pay $34,090 of the salary.
     - Consulting fees of $12,000 plus 12,000 shares valued at $3,141. The shares have not yet been issued.

         During the six months ended December 31, 2000, a private company controlled by a relative of a director incurred consulting fees of $34,000 of which $25,000 was paid by the issue of 185,185 shares. During the six months ended December 31, 2000, this private company loaned the Company $145,425 net of repayments. The amount bears interest at 12% per annum. During the six months ended December 31, 2000, the Company also paid $20,900 in rent for an apartment occupied by the relative.

         During the six months ended December 31, 2000 the Company had revenues of $293,106 from another public company having directors in common and revenues of $31,363 from a private company controlled by a director. As at December 31, 2000, $293,106 in accounts receivable and $489,612 in advances were due from this company.

NOTE 11 - SUBSEQUENT EVENTS

         Subsequent to December 31, 2000 the Company issued 129,600 shares for consulting fees of $6,480 included in accrued expenses at December 31, 2000, and an additional 123,492 shares for consulting fees of $7,780 incurred in January 2001.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

Revenues were $176,374 for the three months ended December 31, 2000 compared to none for the three months ended December 31, 1999. Revenues were the results of utilizing our technical staff to provide web development services to another public company having directors in common and to a private company controlled by a director. Cost of revenues represents the direct labour costs of our technical staff utilized for this project. These revenues are not a result of the Company's planned principle operations nor are they significant compared to existing operating costs and accordingly the Company still considers itself to be in the development stage.

General and administrative costs were $ 984,986 for the three months ended December 31, 2000 compared to $940,147 for the three months ended December 31, 1999.

Other expenses were $37,537 for the three months ended December 31, 2000 compared to $2,347 for the six months ended December 31, 1999. The other expense for the three months ended December 31, 2000 includes a write down of the cost of additional shares issued as acquisition costs related to a previous agreement for the purchase of CMD Capital Ltd.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

Revenues were $332,562 for the six months ended December 31, 2000 compared to none for the six months ended December 31, 1999. Revenues were the results of utilizing our technical staff to provide web development services to another public company having directors in common and to a private company controlled by a director. Cost of revenues represents the direct labour costs of our technical staff utilized for this project. These revenues are not a result of the Company's planned principle operations nor are they significant compared to existing operating costs and accordingly the Company still considers itself to be in the development stage.

General and administrative costs increased to $2,937,142 for the six months ended December 31, 2000 compared to $1,031,920 for the six months ended December 31, 1999. The increase includes depreciation and amortization expenses of $193,946 for the six months ended December 31, 2000 compared to none for the six months ended December 31, 1999. The increase in depreciation and amortization is a result of the increase in fixed assets on hand, most of which were acquired during the third and fourth quarter of the year ended June 30, 2000. Other general and administrative costs have increased due to the increase in office space and staffing which occurred primarily during the fourth quarter of the year ended June 30, 2000, increased legal fees incurred in connection with the Company's first 10-K filing, and increased consulting fees.

Other expenses were $40,141 for the six months ended December 31, 2000 compared to $1,335,000 for the six months ended December 31, 1999. The previous expense was due to write down of the excess purchase price over net tangible assets acquired in connection with the Company's purchase of Torchmail.com Inc on July 2, 1999. The current expense includes the cost of additional shares issued in connection with a previous acquisition agreement for the purchase of CMD Capital Ltd.

LIQUIDITY AND CAPITAL RESOURCES

We have sustained net losses and negative cash flows from operations since our inception. As of December 31, 2000 we have negative working capital of $1,037,757 and cash available of $63,884. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations or to obtain additional funding through public or private equity financing, collaborative or other sources. We are seeking to increase revenues through continued marketing of our services; nonetheless additional funding will be required within the next quarter.

We are working to obtain sufficient working capital from external sources in order to continue operations. There is however, no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful.

Net cash used in operating activities was $1,465,631 and $238,082 for the six months ending December 31, 2000 and 1999, respectively. Cash used in operations was primarily the result of consulting fees and salaries of $1,387,461 for the six months ended December 31, 2000 compared to $415,166 for 1999, legal expenses of $421,354 for the six months ended December 31, 2000 compared to $207,153 for 1999, and travel and promotion expenses of $290,182 for the six months ended December 31, 2000 compared to $219,814 for 1999.

Net cash used in investing activities was $110,953 and $1,178,854 for the six months ending December 31, 2000 and 1999, respectively and relates to purchase of equipment and advances to subsidiaries.

Net cash provided by financing activities was $854,178 and $1,384,000 for the six months ending December 31, 2000 and 1999, respectively. Cash provided by financing activities for the six months ending December 31, 2000 consists of $145,428 in loans from a related party, collection of a stock subscription receivable of $408,750, shares issued for cash of $50,000 and the issue of convertible notes payable totalling $250,000. Cash provided by financing activities for the period ending December 31, 1999 is from the issuance of capital stock of $972,000 and $451,000 in loans from a related party.

INCOME TAXES

No provision for federal and state incomes taxes has been recorded as we have incurred net operating losses from inception through June 30, 2000. As of June 30, 2000, we had approximately $1,990,000 of federal and state net operation loss carryforwards available to offset future taxable income, which expire in varying amounts beginning in 2015. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Because there is significant doubt as to whether we will realize any benefit from this deferred tax asset, we have established a full valuation allowance as of December 31, 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

 We are not exposed to a material level of market risks due to changes in interest rates. Except for convertible notes payable of $250,000 and a loan payable of $145,425, we do not have outstanding debt instruments and we do not maintain a portfolio of interest-sensitive debt instruments.

We expect to derive a significant portion of future revenues in the form of Renminbi and, therefore, may be exposed to significant foreign currency risks in the future. During the fiscal year ended June 30, 2000 and the six months ended December 31, 2000, we did not engage in hedging activities to mitigate the impact of changes in foreign exchange rates. We may in the future use foreign currency forward exchange contracts as a vehicle for hedging purposes.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Pursuant to a claim filed November 24, 2000 in the Supreme Court of British Columbia, Canada by Totalplan, Inc. a judgement was awarded against the Company in the amount of $17,700 for an unpaid amount owing which had previously been included in accounts payable. Pursuant to the judgement a payment of $6,174 was made and the balance due is included in accounts payable at December 31, 2000. The Company does not intend to dispute the balance claimed.

On December 20, 2000 a claim was filed in the Supreme Court of New York by Schulte Roth & Zabel LLP against the Company for $ 281,543 in unpaid legal fees, all of which are included in accounts payable at December 31, 2000. The Company has filed a response and intends to dispute this claim.

On January 31, 2001 a claim was filed in the Supreme Court of New York by Walker Group/CNI, Inc. against the Company for $59,697 in unpaid fees. The Company believes the claim was incorrectly filed and should have been filed against CathayOne Inc, another public company having directors in common. Accordingly the amount has not been included in accounts payable at December 31, 2000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2000, the Company issued 150,000 shares at $0.40 each pursuant to Regulation S under the Securities Act of 1993, as amended (the "Securities Act"). The shares were issued for the acquisition of an additional interest in a Sino Foreign joint venture held by the Company's wholly owned subsidiary Torchmail.com Inc.

During the six months ended December 31, 2000, the Company issued 3,056,057 shares pursuant to Regulation S, Rule 701 and Rule 144 promulgated by the United States Securities and Exchange Commission. The shares were issued for services at the market value of the shares at prices from $0.07 to $0.50 per shares.

During the six months ended December 31, 2000, the Company issued 1,000,000 shares at $0.05 each for cash pursuant to Regulation S under the Securities Act of 1993, as amended (the "Securities Act").

During the six months ended December 31, 2000, the Company issued 225,000 shares pursuant to Regulation S, promulgated by the United States Securities and Exchange Commission. The shares were issued for amounts owing under the original purchase agreement acquisition agreement for CMD Capital Ltd.

By an agreement dated November 22, 2000 the Company issued convertible notes for an aggregate of $250,000 payable on November 30, 2001. The notes bear interest at 10% per annum commencing from December 12, 2000 payable monthly commencing January 2, 2001. The notes and interest are convertible into common shares at the lower of 70% of the average closing price for the five days prior to the date of conversion or $0.06566 per share. The notes will automatically be extended for an additional eighteen months unless the holder notifies the Company ten days before expiry that they will not be extended.

In connection with the convertible notes disclosed above the Company issued for services a warrant entitling the holder to acquire up to 1,500,00 shares at $0.0938 per share up to December 12, 2005. In the event that the Company is unable to file and complete a registration statement including the shares for conversion of the notes and interest and the warrants to be effective by February 15, 2001, the exercise price of the warrants shall be reduced by $0.03 per share and thereafter $0.01 per share each month but in any event to be not less than $0.05 per share.

During the period ended December 31, 2000 the Company granted a warrant for the acquisition of up to 1,800,000 shares at $0.25 per share for five years ending December 13, 2005. These warrants vest in monthly increments of 150,000 shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

The Company's Annual Meeting of Shareholders was held on November 29, 2000. The following proposals were introduced and voted upon:

PROPOSAL NO. 1-- Election of Directors

NAME                                        VOTES FOR                       VOTES WITHELD
-------------------------------    -----------------------------    ------------------------------
-------------------------------    -----------------------------    ------------------------------

Brian W. Ransom                             14,871,644                        2,135,170
Peter Lau                                   16,614,744                         392,070
Kenneth Levy                                16,604,644                         402,170
Jack Chin                                   16,605,744                         401,070
Owen Li                                     16,379,544                         390,070

PROPOSAL NO. 2 - Amendment to the Articles of Incorporation of the Company to increase the maximum number of authorized common shares of the Company from 50,000,000 to 100,000,000:

FOR                                                                                                               15,964,131
AGAINST                                                                                                            1,043,275
ABSTENTIONS AND BROKER NON-VOTES                                                                                         200

PROPOSAL NO. 3 - Amendment of the Articles of Incorporation of the Company to authorize 10,000,000 shares of preferred stock., the terms of the designations of which may be set by the board of directors at the time of issuance. The proposal was defeated.

FOR                                                                                                                5,088,680
AGAINST                                                                                                            1,166,570
ABSTENTIONS AND BROKER NON-VOTES                                                                                      39,885



PROPOSAL NO. 4 - Approval for a change in the Company's jurisdiction of Incorporation from Nevada to Delaware by means of merger of the Company with and into a wholly-owned subsidiary of the Company to be established specifically for such purpose. The proposal was defeated.

FOR                                                                                                                5,868,270
AGAINST                                                                                                              165,665
ABSTENTIONS AND BROKER NON-VOTES                                                                                     261,200

The matters listed above are described in detail in the Company's definitive proxy statement dated October 20, 2000 for the Annual Meeting of Shareholders held on November 29, 2000.


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

10.10 Cooperation Agreement with the Second Institution of the Aerospace Machine & Electronic Group (Filed as Exhibit 10.10 to the Company's 10-K report dated October 2, 2000 and incorporated herein by reference)

10.11      Cooperation   Agreement   dated   February 16, 2000 between
           TorchMail.com, Inc. and Digital Technology Co. Ltd. of National Library of China (Filed as Exhibit 10.11 to the Company's 10-K report dated October 2, 2000 and incorporated herein by reference)

10.12      Consulting agreement dated December 6, 2000 with Trueyou.com Inc.*


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


DATE:   FEBRUARY 14, 2000                        BY:    /S/ BRIAN W. RANSOM
       --------------------                       ----------------------
                                                     Brian W. Ransom
                                                     President and Director

DATE:   FEBRUARY 14, 2000                        BY:    /S/ GLENN OHLHAUSER
       --------------------                       ----------------
                                                     Glenn Ohlhauser
                                                     Chief Financial Officer and
                                    Secretary