Form 10-Q
period 2001-03-31
CATHAYONLINE INC
filed 2001-05-15
CIK 1098390

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001
                                ----------------

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

             575 MADISON AVENUE, 9th FLOOR, NEW YORK NEW YORK, 10022
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 605-0512
                            Issuer's telephone number

(Former address:
 437 Madison Avenue, 33rd Floor, New York, New York, 10022 Tel: (212) 888-6822)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X....NO___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: MARCH 31, 2001

                                   34,297,942
                           --------------------------

Transitional Small Business Disclosure Format (check one).
YES___   NO   X

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                         INDEPENDENT ACCOUNTANT'S REPORT



CathayOnline, Inc.
(a development stage company)

     We have reviewed the accompanying consolidated balance sheet of CathayOnline, Inc. (a development stage company) as of March 31, 2001 and June 30, 2000, and the related consolidated statements of operations for the three and nine months ended March 31, 2001 and 2000, the consolidated statement of stockholders' equity since inception to March 31, 2001, and consolidated cash flows for the nine month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

                                                  Respectfully submitted

                                                  /S/ ROBISON, HILL & CO.
                                                  Certified Public Accountants

Salt Lake City, Utah
May 14, 2001

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                       INTERIM CONSOLIDATED BALANCE SHEETS




                                                Unaudited
                                              March 31, 2001      June 30, 2000
                                                ------------       ------------
ASSETS
Current Assets:
   Cash & Cash Equivalents ...............      $       --         $    786,290
   Restricted Cash .......................            75,577             82,497
   Accounts receivable ...................           396,381               --
   Advances ..............................           512,136             22,122
   Prepaid expenses & Deposits ...........            86,701            325,387
                                                ------------       ------------

     Total Current Assets ................         1,070,795          1,216,296
                                                ------------       ------------

Fixed Assets:
   Office Equipment ......................           170,815            133,753
   Computer Equipment ....................         1,424,973          1,381,304
   Furniture & Fixtures ..................           143,956            168,563
   Leasehold Improvements ................           268,923            229,925
                                                ------------       ------------
                                                   2,008,667          1,913,545
Less Accumulated Depreciation ............          (621,915)          (321,126)
                                                ------------       ------------

     Net Fixed Assets ....................         1,386,752          1,592,419
                                                ------------       ------------
Other Assets:
   Intangible Assets .....................           144,943             84,962
   Condominium ...........................              --              230,476
   Available-for-sale Investments ........         1,968,750          7,000,000
                                                ------------       ------------

     Total Other Assets ..................         2,113,693          7,315,438
                                                ------------       ------------

Total Assets: ............................      $  4,571,240       $ 10,124,153
                                                ============       ============

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                       INTERIM CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                   Unaudited
                                                March 31, 2001     June 30, 2000
                                                  ------------     ------------
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Bank Overdraft ............................    $     19,522     $       --
   Accounts Payable & Accrued Expenses .......       2,113,130        1,156,390
   Loans Payable .............................         204,945             --
                                                  ------------     ------------
                                                     2,337,597        1,156,390
   Convertible Notes payable .................         453,671             --
                                                  ------------     ------------
     Total Liabilities .......................       2,791,268        1,156,390
                                                  ------------     ------------

Stockholders' Equity:
   Common Stock, Par value $.001
      Authorized 100,000,000 shares,
      Issued and outstanding 34,297,942
      and 28,979,201 shares
      at March 31, 2001 and June 30, 2000 ....          34,298           28,979
  Paid-In Capital ............................      12,298,044       11,337,437
  Stock Subscribed Receivable ................            --           (408,750)
  Accumulated Unrealized Gains/Losses
  On Available for Sale Investments ..........      (5,031,250)            --
  Deficit Accumulated During the
  Development Stage ..........................      (5,521,120)      (1,989,903)
                                                  ------------     ------------

     Total Stockholders' Equity ..............       1,779,972        8,967,763
                                                  ------------     ------------

     Total Liabilities and
       Stockholders' Equity ..................    $  4,571,240     $ 10,124,153
                                                  ============     ============






   The accompanying notes are an integral part of these financial statements.

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                       Cumulative
                                                                                                         since
                                                                                                       inception
                                                                                                           of
                                           Three Months Ended              Nine Months Ended
                                                March 31,                      March 31,              development
                                     ------------------------------- ------------------------------
                                          2001           2000            2001            2000            stage
                                                      (Restated -                    (Restated -
                                                       Note 11)                        Note 11)
                                     ------------------------------- -------------- ---------------  ---------------

Revenues: .......................   $   106,274    $      --      $   438,836    $      --      $   438,836
Cost of revenues ................        41,425           --          102,669           --          102,669
                                    -----------    -----------    -----------    -----------    -----------
Gross margin ....................        64,849           --          336,167           --          336,167
Expenses:
   General & Administrative .....       800,254      1,262,293      3,774,925      3,256,094      8,939,839
                                    -----------    -----------    -----------    -----------    -----------

     Net Operating Loss .........      (735,405)    (1,262,293)    (3,438,758)    (3,256,094)    (8,603,672)
                                    -----------    -----------    -----------    -----------    -----------

Other Income (Expense)
   Interest, Net ................       (18,531)       (17,820)       (21,141)       (16,263)       (60,461)
   Gain (Loss) on Sale of Assets        (33,068)          --          (33,068)          --        5,205,326
   Loss on Abandonment of Assets           --          (94,063)          --          (94,063)       (94,063)
   Loss on Write Down of Goodwill       (38,250)      (595,000)       (38,250)    (1,930,000)    (1,968,250)
                                    -----------    -----------    -----------    -----------    -----------

     Net Other Income (Expense) .       (89,849)      (706,883)       (92,459)    (2,040,326)     3,082,552
                                    -----------    -----------    -----------    -----------    -----------

     Net Loss Before Taxes ......      (825,254)    (1,969,176)    (3,531,217)    (5,296,420)    (5,521,120)

Income Taxes ....................          --             --             --             --
                                    -----------    -----------    -----------    -----------    -----------

     Net Loss ...................   $  (825,254)   $(1,969,176)   $(3,531,217)   $(5,296,420)   $(5,521,120)
                                    ===========    ===========    ===========    ===========    ===========

Basic & Diluted loss per share      $     (0.02)   $     (0.10)   $     (0.11)   $     (0.31)
                                    ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statements

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             SINCE SEPTEMBER 20, 1995 (INCEPTION) TO MARCH 31, 2001

                                                                                             Accumulated                   Deficit
                                                                                             Unrealized                  Accumulated
                                                                                    Stock    Gains (Loss)                  During
                                              Common Stock           Paid-In      Subscribed      on      Comprehensive  Development
                                           Shares     Par Value      Capital      Receivable  Investments     Income        Stage
                                          ---------   ----------    ----------    ----------   ----------   ----------   -----------
Issuance of Stock at formation to
  incorporators for services rendered         9,999   $      200    $     --      $     --     $     --     $     --     $     --
Sale of common stock .................       15,000        3,000          --            --           --           --           --
Effect of 44 for 1 stock split .......    1,074,957       (2,100)        2,100          --           --           --           --
Net Loss for the period ..............         --           --            --            --           --           --           (507)
                                          ---------   ----------    ----------    ----------   ----------   ----------   -----------

Balances at June 30, 1996 ............    1,099,956        1,100         2,100          --           --           --           (507)

Net loss for the year ................         --           --            --            --           --           --           (640)
                                          ---------   ----------    ----------    ----------   ----------   ----------   -----------

Balance at June 30, 1997 .............    1,099,956        1,100         2,100          --           --           --         (1,147)

January 5, 1998 Issuance of Stock
   for services and payment of
   accounts payable ..................    1,539,912        1,540        (1,240)         --           --           --           --

Net Loss for the year ................         --           --            --            --           --           --         (2,353)
                                          ---------   ----------    ----------    ----------   ----------   ----------   -----------

Balance at June 30, 1998 .............    2,639,868        2,640           860          --           --           --         (3,500)

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             SINCE SEPTEMBER 20, 1995 (INCEPTION) TO MARCH 31, 2001
                                   (Continued)

                                                                                             Accumulated                   Deficit
                                                                                             Unrealized                  Accumulated
                                                                                    Stock    Gains (Loss)                  During
                                              Common Stock           Paid-In      Subscribed      on      Comprehensive  Development
                                           Shares     Par Value      Capital      Receivable  Investments     Income        Stage
                                          ---------   ----------    ----------    ----------   ----------   ----------   -----------

Cancellation of Officer Shares .......   (1,539,912)      (1,540)        1,540          --           --           --           --
Retroactive adjustment for 2.273
   to 1 stock split August 27, 1998 ..    1,400,244        1,400        (1,400)         --           --           --           --
                                          ---------   ----------    ----------    ----------   ----------   ----------   -----------
Restated balance June 30, 1998 .......    2,500,200        2,500         1,000          --           --           --         (3,500)

Issuance of stock for cash ...........    5,785,000        5,785        52,065          --           --           --           --
Capital contributed by shareholder ...         --           --           2,526          --           --           --           --
Issuance of stock for payment of .....      202,500          203          (203)         --           --           --           --
accounts payable
Issuance of stock for payment of .....      475,000          475       118,275          --           --           --           --
accounts payable
Issuance of Stock for cash ...........      700,000          700       349,300          --           --           --           --
Issuance of Stock for cash ...........    2,090,000        2,090       520,410      (429,250)        --           --           --
Net Loss .............................         --           --            --            --           --           --       (322,038)
                                          ---------   ----------    ----------    ----------   ----------   ----------   -----------
Balance at June 30, 1999 .............   11,752,700       11,753     1,043,373      (429,250)        --           --       (325,538)
Issuance of Stock to acquire
Torchmail.com Ltd. ...................    2,500,000        2,500     1,322,500          --           --           --           --


                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             SINCE SEPTEMBER 20, 1995 (INCEPTION) TO MARCH 31, 2001
                                   (Continued)

                                                                                             Accumulated                   Deficit
                                                                                             Unrealized                  Accumulated
                                                                                    Stock    Gains (Loss)                  During
                                              Common Stock           Paid-In      Subscribed      on      Comprehensive  Development
                                           Shares     Par Value      Capital      Receivable  Investments     Income        Stage
                                          ---------   ----------    ----------    ----------   ----------   ----------   -----------
Issuance  of Stock to acquire  Lazzara         --     $     --      $     --      $     --     $     --     $     --     $     --
Financial Asset Recovery Ltd. ........      250,000          250       344,750          --           --           --           --
 Issuance  of  Stock to  acquire  CMD
Capital Ltd. .........................      775,000          775     1,068,725          --           --           --           --
Issuance of Stock for cash ...........    2,500,000         2,500      935,000      (408,750)        --           --           --
  Issuance  of Stock for cash,  net of
issue costs $1,361,596 ...............    9,751,407        9,752     5,454,637          --           --           --           --
Issuance of Stock on cashless
   Exercise of warrant ...............      213,793          213        74,786          --           --           --           --
Issuance of Stock on exercise of
   warrants ..........................      100,000          100        34,900          --           --           --           --
Issuance of Stock for services .......    1,136,301        1,136     1,058,766          --           --           --
Collection of Stock subscribed
   Receivable ........................         --           --            --         429,250         --           --           --
Net Loss for the year ................         --           --            --            --           --           --     (1,664,365)
                                          ---------   ----------    ----------    ----------   ----------   ----------   -----------
Balance at June 30, 2000 .............   28,979,201       28,979    11,337,437      (408,750)        --           --     (1,989,903)
   Issue of stock for cash ...........    1,000,000        1,000        49,000          --           --           --           --
   Issue of stock for services .......    3,943,741        3,944       813,732          --           --           --           --
   Issue of Stock to acquire Torchnet       150,000          150        59,850          --           --           --           --
   Issue of stock for CMD ............      225,000          225        38,025          --           --           --           --
   Collection of stock subscribed
   receivable ........................         --           --            --         408,750         --           --           --
Unrealized loss on investments .......         --           --            --            --     $(5,301,250) (5,301,250)        --
Net income (loss) for the period .....         --           --            --            --           --     (3,351,217)  (3,351,217)
                                          ---------   ----------    ----------    ----------   ----------   ----------   -----------
Balance at March 31, 2001 (Unaudited)    34,297,942   $   34,298    $12,298,044   $     --     $(5,301,250)$(8,652,467) $(5,521,120)
                                         ==========   ==========    ===========   ==========   ===========  ==========  ============

    The accompanying notes are an integral part of these financial statements

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED

                                                                               Cumulative
                                                                                Since
                                                                               Inception
                                                                                  of
                                               Nine months ended March 31,     Development
                                                   2001            2000          Stage
                                                             (Restated - Note
                                                                    11)
                                                -----------    -----------    -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ....................................   $(3,531,217)   $(5,296,420)   $(5,521,120)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization ............       300,789            714        628,115

   Issuance of common stock for expenses ....       817,676      1,486,735      2,072,665
   Gain (Loss) on Sale of Assets ............        33,068           --       (5,205,326)
   Loss on Abandonment of Assets ............          --           94,063         94,063
   Loss on Write Down of Goodwill ...........        38,250      1,930,000      1,978,250
Change in operating assets and liabilities:
   Restricted cash ..........................         6,920           --          (75,577)
   Accounts receivable ......................      (396,381)        (8,978)      (396,381)
   Advances .................................      (490,014)          --         (512,136)
   Prepaid Expenses & Deposits ..............       238,686       (116,075)       (86,701)
   Accounts Payable & Accrued Expense .......       976,281      1,281,292      2,115,851
                                                -----------    -----------    -----------
Net Cash Used in Operating Activities .......    (2,005,942)      (628,669)    (4,908,297)
                                                -----------    -----------    -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of Fixed Assets .................      (128,190)    (1,852,943)    (2,366,454)
   Purchase of Intangible Assets ............          --          (38,843)       (60,400)
   Proceeds on Sale of Condo ................       230,476           --          230,476
   Cash Payments for CMD ....................          --             --         (692,106)
   Cash Payment for Goodwill ................          --          (10,000)      (260,000)
   Investment in Subsidiaries ...............          --         (989,927)          --
                                                -----------    -----------    -----------

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED
                                    Continued

                                                                               Cumulative
                                                                                Since
                                                                               Inception
                                                                                  of
                                               Nine months ended March 31,     Development
                                                   2001            2000          Stage
                                                             (Restated - Note
                                                                    11)
                                                -----------    -----------    -----------
Net Cash Used in Investing Activities .......       102,286     (2,891,713)    (3,148,484)
                                                -----------    -----------    -----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Convertible Notes ...........................       453,671           --          453,671
Proceeds from issuance of common stock ......        50,000      5,005,066      6,987,189
Stock subscribed receivable .................       408,750        (39,500)       408,450
Capital contributed by shareholder ..........          --             --            2,526
Loans payable ...............................       204,945           --          204,945
                                                -----------    -----------    -----------
Net Cash Provided by Financing Activities ...     1,117,366      4,965,566      8,056,781
                                                -----------    -----------    -----------

Net (Decrease) Increase in
  Cash and Cash Equivalents .................      (786,290)     1,445,184           --
Cash and Cash Equivalents
  at Beginning of Period ....................       786,290        164,982           --
                                                -----------    -----------    -----------
Cash and Cash Equivalents
  at End of Period ..........................   $      --      $ 1,610,166    $      --
                                                ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATIOM Cash paid during the period for:
Interest ....................................   $    21,141    $    16,263    $    47,489
Income taxes ................................   $      --      $      --      $      --
                                                -----------    -----------    -----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING ACTIVITIES
Common Stock issued for Intangible Assets ...   $    60,000    $      --      $    80,562
Common Stock issued for Subsidiaries ........   $    38,250    $ 2,015,000    $ 2,777,750

   The accompanying notes are an integral part of these financial statements.

                       CATHAYONLINE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000


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

     In the opinion for management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly CathayOnline Inc.'s (the "Company") financial position at March 31, 2001 the results of operations and cash flows for the nine months ended March 31, 2001. The results for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2001.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Nevada on September 20, 1995 using the name of Kyocera Management, Ltd. The name was changed to CathayOnline, Inc. on April 14, 1999. The Company ceased all operating activities during the period from September 20, 1995 to January 6,1998 and was considered dormant. On January 6, 1998, the Company obtained a Certificate of renewal from the State of Nevada. The Company as of June 30, 2000 and March 31, 2001 is in the development stage, and has not commenced planned principal operations.

Principles of Consolidation

     The consolidated financial statements for June 30, 2000 and the nine months ended March 31, 2001 include the accounts of CathayOnline, Inc. and the following wholly owned subsidiaries:

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


Loss per Share


     The reconciliation's of the numerators and denominators of the basic loss per share computations are as follows:

                                     Three months Ended             Nine Months Ended
                                   March 31,      March 31,       March 31,       March 31,
                                     2001           2000            2001            2000
Loss ........................   $   (825,254)   $ (1,969,176)   $ (3,531,217)   $ (5,296,420)

Weighted average common share     33,703,786      20,550,491      31,765,473      17,323,064
                                ------------    ------------    ------------    ------------

Loss per common share .......   $      (0.02)   $      (0.10)   $      (0.11)   $      (0.31)
                                ============    ============    ============    ============


     The effect of outstanding common stock equivalents would be anti-dilutive for March 31, 2001 and 2000, and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

     The Company's investments in marketable equity securities are held for an indefinite period of time and are thus classified as available-for-sale-securities. Unrealized holding gains on such securities are added to stockholders' equity. The Company's acquired $7,000,000 in marketable equity securities on June 30, 2000 as a result of the sale of a subsidiary as disclosed in Note 3. These securities are restricted from resale for a period of one year from their receipt. As of March 31, 2001, based on the closing price of these securities, there was an unrealized loss of $5,031,250.

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

The transaction has been accounted for as a purchase. As at the date of acquisition, CMD's only assets included 70% of the common stock of a Chinese company, whose assets included 100% ownership of a website. Pursuant to underlying agreements, CMD is required to provide funding of $3,000,000 for the Chinese company for continued development of the website. Pursuant to another underlying agreement CMD is required to provide $2,000,000 to be used to develop a Hong Kong version of the website. As of June 30, 2000, the Company had paid $558,600 and had issued 775,000 shares valued at $1,069,500. On June 30, 2000, the Company sold all of its CMD shares to Cathay Bancorp.com Limited, a wholly owned subsidiary of CathayOne, Inc. (formerly Premier Brands, Inc.), for an agreed upon value of $10,500,000 which was paid by the receipt of 1,750,000 shares of CathayOne, Inc. which was valued for accounting purposes at the June 30, 2000 market value of $4.00 per share. During the nine months ended March 31, 2001, the Company issued an additional 225,000 shares pursuant to the original April 1, 2000 purchase agreement. These shares were valued at their market value when issued, and the amount ($38,250) has been written off.

NOTE 4 - INCOME TAXES

     As of June 30, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,990,000 that may be offset against future taxable income through 2020. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.


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

     Effective July 1, 2000 the Company entered into an agreement to lease its New York office for a period ending June 30, 2005 at a monthly rent cost of $13,260. Subsequent to March 31, 2001 the Company vacated these premises. The current premises are leased on a month-to-month basis.

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
                                                             ==================


NOTE 7 - CONVERTIBLE NOTES PAYABLE

     By an agreement dated November 22, 2000 the Company issued convertible notes for an aggregate of $250,000 payable on November 30, 2001. The notes bear interest at 10% per annum commencing from December 12, 2000 payable monthly commencing January 2, 2001. The notes and interest is convertible into common shares at the lower of 70% of the average closing price for the five days prior to the date of conversion or $0.06566 per share. The notes will automatically be extended for an additional eighteen months unless the holder notifies the Company ten days before expiry that they will not be extended.

     By an agreement dated December 12, 2000 the Company agreed to issue convertible notes for up to an aggregate of $500,000 payable on November 30, 2001. The notes bear interest at 10% per annum commencing from dates funds are advanced payable monthly commencing April 2, 2001. The notes and interest is convertible into common shares at the lower of the average closing price for the five days prior to the date of conversion or the closing price per share when funds advanced. The notes will automatically be extended for an additional eighteen months unless the holder notifies the Company ten days before expiry that they will not be extended. As at March 31, 2001 the Company had received an aggregate of $203,671 and subsequent to March 31, 2001 received another $74,889.

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

NOTE 8 - COMMON STOCK TRANSACTIONS CONTINUED

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

     During the year ended June 30, 2000 the Company issued 1,136,301 shares pursuant to Regulation S, and Rule 701 promulgated by the United States Securities and Exchange Commission. The shares were issued for services at the market value of the shares at prices from $0.38 to $1.75 per shares.

NOTE 9  - STOCK OPTIONS AND WARRANTS

     Employee and Consultants Warrants: The Company has issued to employees and consultants (or their designees) in consideration for services rendered warrants to purchase shares of the Company's common stock. These warrants provide for cashless exercise by the holders. These warrants are not redeemable. Details of these warrants are as follows:

       Granted                   Expiry                  Amount             Price       Exercised       Canceled
       -------                   ------                  ------             -----       ---------       --------
March 9, 1999            March 9, 2002                           300,000       $0.25        213,793          86,207
March 31, 1999           March 31, 2002                        1,000,000       $0.25        475,000         525,006
May 27, 1999             May 27, 2002                            415,000       $0.25              -               -
October 26, 1999         October 26, 2001                     21,700,000       $0.33              -               -
February 1, 2000         January 31, 2001               10,000 per month       $1.00              -               -
February 3, 2000         February 3, 2005                      2,389,100       $0.70              -               -
March 1, 2000            March 1, 2002               25,000 per quarter*       $1.50              -               -
March 15, 2000           March 15, 2002                10,000 per month*       $1.50              -               -
April 1, 2000            April 1, 2002                 25,000 per month*       $1.50              -               -
May 1, 2000              May 1, 2002                              20,000       $1.30              -               -
June 1, 2000             June 1, 2003                             50,000       $1.00              -               -
June 1, 2000             June 1, 2003                             85,714       $0.70              -               -
June 1, 2000             June 1, 2002                          2,000,000       $1.00              -               -
June 1, 2000             June 1, 2002                          1,000,000       $1.10              -               -
June 1, 2000             June 1, 2002                          1,000,000       $1.60              -               -
June 1, 2000             June 1, 2002                            800,000       $3.00              -               -
September 1, 2000        May 1, 2003                             150,000       $1.00              -               -
September 1, 2000        September 1, 2002                     2,500,000       $0.40              -               -
September 1, 2000        September 1, 2003                       500,000       $0.25              -               -
December 12, 2000        December 13, 2005                     1,500,000       $0.09              -               -
December 13, 2000        December 13, 2005                   1,800,000**       $0.25              -               -

*Related consulting contracts were cancelled as of December 31, 2000.

**Related consulting contract cancelled as of April 1, 2001. Total warrants vested were 750,000.

     During April 1999, the Company issued an aggregate of 700,000 common stock purchase warrants to seven investors, including 50,000 warrants to a director. These warrants are exercisable for a period of two years from the date of issuance at an exercise price of $.60, if exercised during the first year after issuance, and $.70 if exercised in the second year after issuance. Theses warrants are not redeemable. As of the date hereof, none of these warrants have been exercised. During June 1999, the Company issued an aggregate of 2,090,000 common stock purchase warrants to thirteen investors. These warrants are exercisable for a period of two years from the date of issuance at an exercise price of $0.35 per share. These warrants are not redeemable. As of the date hereof, 100,000 warrants have been exercised.

     During February, March and April of 2000, the Company sold and issued 9,751,407 redeemable Common Stock purchase warrants to purchase a like number of shares of Common Stock. Each such warrant entitles the holder to purchase one share of Common Stock, subject to adjustment in the event of any stock dividend, stock split, subdivision or combination, or any reclassification of the outstanding shares of Common Stock at any time after issuance until the NOTE expiration of these warrants, a date two years after the date upon which the underlying shares of Common Stock are registered for resale under the Securities Act of 1933, at a price of $0.77 per share. The Company may redeem these warrants at a price of US $0.10 per warrant commencing one year after the effective date of the registration statement under the Securities Act of 1933 covering the underlying Common Stock provided that (i) a registration statement covering the underlying common stock is then effective and (ii) the average closing bid price per share of Common Stock for the thirty (30) day period ending five (5) days prior to the date of the redemption notice of the Warrants is at least $1.05 per share.


     The Company also granted an additional 250,000 common stock purchase warrants, having the same terms as noted above, in consideration for bridge financing provided prior to the completion of a private placement.

     All options and warrants have been granted at exercise prices greater than the market value on the date of granting. Except as noted, all options vest 100% at date of grant.

                                                          2000           1999
                                                     -----------    -----------
Options outstanding, beginning of year ...........     3,893,793           --
  Granted ........................................    38,537,428      4,505,000
  Canceled .......................................          --         (611,207)
  Exercised ......................................      (100,000)          --
                                                     -----------    -----------

Options and warrants outstanding, end of year ....    42,331,221      3,893,793
                                                     ===========    ===========

Price for options and warrants outstanding, end of year
                                                   $0.25 - $3.00   $0.25 - 0.70

Options and warrants granted during the nine months ended
March 31, 2001*                                       13,275,000           --

Option and warrant price granted subsequent to year end
                                                   $0.09 - $1.00   $0.33 - .847

*Includes 1,800,000 vested in monthly amounts of 150,000 commencing December 13, 2000 and on the first of each month thereafter. As at April 1, 2001 the underlying consulting contract was cancelled and a total of 750,000 were vested and the remaining cancelled.

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

     During the nine months ended March 31, 2001, transactions with directors and officers were as follows:

     - Salaries of $90,000 pursuant to an employment agreement of which $60,000 is included in accounts payable

     -    Salaries  of  $44,710  plus  50,000  shares  issued   pursuant  to  an
          employment agreement.

     - Salaries of $90,000 pursuant to a management agreement. An amount of $21,000 included in accounts payable is to be paid by the issue of shares. During the period 190,872 shares were issued to pay $34,090 of the salary.

     - Consulting fees of $12,000 plus 12,000 shares valued at $3,141. The shares have not yet been issued.

     During the nine months ended March 31, 2001, a private company controlled by a relative of a director incurred consulting fees of $64,000 of which $25,000 was paid by the issue of 185,185 shares. During the nine months ended March 31, 2001, this private company loaned the Company $204,945 net of repayments. The amount bears interest at 12% per annum. During the nine months ended March 31, 2001, the Company also paid $20,900 in rent for an apartment occupied by the relative.

     During the nine months ended March 31, 2001 the Company had revenues of $295,856 from another public company having directors in common and revenues of $108,525 from a private company controlled by a director. As at March 31, 2001, $295,856 in accounts receivable and $512,136 in advances were due from the public company and $93,525 included in accounts receivable were due from the private company.

NOTE 11 - COMPARATATIVE FIGURES RESTATED

     Comparative figures for the three months ended March 31, 2000 and nine months ended March 31, 2000 have been restated to correct items previously reported. As a result of the restatement revenues of $232,044 and $241,996 previously shown for the three and nine month periods respectively have been restated to $nil. General and administrative expenses previously shown as $2,272,599 and $3,292,575 have been restated to $1,262,293 and $3,256,094 for the three-month and nine month periods respectively. Other expenses previously shown as $9,632 and $14,558 have been restated to $706,883 and $2,040,326 for the three-month and nine month periods respectively. As a result of the restatements the loss for the periods, which were previously shown as $2,050,187 and $3,065,137, have been restated to $1,969,176 and $5,296,420 for the three month and nine month periods respectively. The loss per share for the periods which were previously shown as $0.12 and $0.21 have been restated to $0.10 and $0.31 for the three month and nine month periods respectively.

     Cash flows used in operating activities for the nine months ended March 31, 2000 previously shown as $3,201,095 has been restated to $628,669. Cash flows used in investing activities for the nine months ended March 31, 2000 previously shown as $4,641,959 has been restated to $2,891,713. Cash flows provided by financing activities for the nine months ended March 31, 2000 previously shown as $9,183,405 has been restated to $4,965,566. Supplemental disclosure of cash flow paid for interest has been restated to $16,263 from $14,558 previously shown and supplemental disclosure of non cash investing activities has been restated to disclose $2,015,000 used to purchase subsidiaries.

NOTE 12 - SUBSEQUENT EVENTS

     Subsequent to March 31, 2001 the Company agreed to issue 250,000 shares for legal services and to grant an options to purchase an additional 5,000,000 shares at $0.023 per share.

     Subsequent to March 31, 2001 the Company filed an S-8 Registration statement with the U.S. Securities and Exchange Commission to register a 2001 Benefit plan which would allow the Company to issue up to 10,000,000 common shares pursuant to the terms of the plan. Subsequent to the registration, 9,550,000 shares were issued pursuant to the plan.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED March 31, 2001 AND 2000

Revenues were $106,274 for the three months ended March 31, 2001 compared to none for the three months ended March 31, 2000. Revenues of $78,962 were the results of providing web development services to another public company having directors in common and to a private company controlled by a director. Cost of revenues represents the direct labour costs of our technical staff utilized for this project. Also included in revenues was $27,312 from our operations in Chengdu. The majority of these revenues are not a result of the Company's planned principle operations nor are they significant compared to existing operating costs and accordingly the Company still considers itself to be in the development stage.

General and administrative costs were $ 800,254 for the three months ended March 31, 2001 compared to $1,262,293 for the three months ended March 31, 2001.

Other expenses were $89,849 for the three months ended March 31, 2001 compared to $706,883 for the three months ended March 31, 2000. The other expense for the three months ended March 31, 2001 includes a write down of the costs incurred with respect to the acquisition and merger with Lazzara Financial Asset Recovery Inc. and the write down of the lottery kiosks.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000

Revenues were $438,836 for the nine months ended March 31, 2001 compared to none for the nine months ended March 31, 2000. Revenues of $411,524 were the results of providing web development services to another public company having directors in common and to a private company controlled by a director. Cost of revenues represents the direct labour costs of our technical staff utilized for this project. Also included in revenues was $27,312 from our operations in Chengdu. The majority of these revenues are not a result of the Company's planned principle operations nor are they significant compared to existing operating costs and accordingly the Company still considers itself to be in the development stage.

General and administrative costs increased to $3,774,925 for the nine months ended March 31, 2001 compared to $3,256,094 for the nine months ended March 31, 2000. The increase includes depreciation and amortization expenses of $300,789 for the nine months ended March 31, 2001 compared to $714 for the nine months ended March 31, 2000. The increase in depreciation and amortization is a result of the increase in fixed assets on hand, most of which were acquired during the third and fourth quarter of the year ended June 30, 2000. Other general and administrative costs have increased due to the increase in office space and staffing which occurred primarily during the fourth quarter of the year ended June 30, 2000, increased legal fees incurred in connection with the Company's first 10-K filing, and increased consulting fees.

Other expenses were $92,459 for the nine months ended March 31, 2001 compared to $2,040,326 for the nine months ended March 31, 2000. The previous expense was due to write down of the excess purchase price over net tangible assets acquired in connection with the Company's purchase of Torchmail.com Inc on July 2, 1999 and a write down of the costs incurred with respect to the acquisition and merger with Lazzara Financial Asset Recovery Inc. and the write down of the lottery kiosks. The current expense includes the cost of additional shares issued in connection with a previous acquisition agreement for the purchase of CMD Capital Ltd

LIQUIDITY AND CAPITAL RESOURCES

We have sustained net losses and negative cash flows from operations since our inception. As of March 31, 2001 we have negative working capital of $1,266,802. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations or to obtain additional funding through public or private equity financing, collaborative or other sources. We are seeking to increase revenues through continued marketing of our services; nonetheless additional funding will be required within the next quarter. Should the Company be unable to obtain additional financing it may not be able to continue as a going concern.

We are working to obtain sufficient working capital from external sources in order to continue operations. There is however, no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful.

Net cash used in operating activities was $2,005,942 and $628,669 for the nine months ending March 31, 2001 and 2000, respectively. Cash used in operations was primarily the result of the net losses of $3,531,217 and $5,296,420 for the nine months ending March 31, 2001 and 2000 respectively, adjusted for stock issued for expenses of $817,676 and $1,486,735 respectively, and the loss on write down of goodwill of $38,250 and $1,930,000 respectively.

Net cash provided in investing activities was $102,286 compared to cash used of $2,891,713 for the nine months ending March 31, 2001 and 2000, respectively and relates to purchase of equipment and advances to subsidiaries. During the current period the Company sold the condo in Chengdu for proceeds equal to its original cost.

Net cash provided by financing activities was $1,117,366 and $4,965,566 for the six months ending March 31, 2001 and 2000, respectively. Cash provided by financing activities for the nine months ending March 31, 2001 consists of $204,945 in loans from a related party, collection of a stock subscription receivable of $408,750, shares issued for cash of $50,000 and the issue of convertible notes payable totaling $453,671. Cash provided by financing activities for the period ending March 31, 2000 is from the issuance of capital stock of $5,005,066 net of share issue costs and net stock subscriptions receivable of $39,500.

INCOME TAXES

No provision for federal and state incomes taxes has been recorded as we have incurred net operating losses from inception through June 30, 2000. As of June 30, 2000, we had approximately $1,990,000 of federal and state net operation loss carryforwards available to offset future taxable income, which expire in varying amounts beginning in 2020. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Because there is significant doubt as to whether we will realize any benefit from this deferred tax asset, we have established a full valuation allowance as of March 31, 2001.


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

The Company has incurred losses to date and has a working capital deficiency of $1,266,802 and its ability to continue as a going concern is dependent upon its ability to obtain sufficient additional financing or commence profitable operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

We are not exposed to a material level of market risks due to changes in interest rates. Except for convertible notes payable of $453,671, we do not have outstanding debt instruments and we do not maintain a portfolio of interest-sensitive debt instruments.

We expect to derive a significant portion of future revenues in the form of Renminbi and, therefore, may be exposed to significant foreign currency risks in the future. During the fiscal year ended June 30, 2000 and the nine months ended March 31, 2001, we did not engage in hedging activities to mitigate the impact of changes in foreign exchange rates. We may in the future use foreign currency forward exchange contracts as a vehicle for hedging purposes.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

Pursuant to a claim filed November 24, 2000 in the Supreme Court of British Columbia, Canada by Totalplan, Inc. a judgement was awarded against the Company in the amount of $17,700 for an unpaid amount owing which had previously been included in accounts payable. Pursuant to the judgment payment of in full has been and the claim has been discontinued.

On December 20, 2000 a claim was filed in the Supreme Court of New York by Schulte Roth & Zabel LLP against the Company for $ 281,543 in unpaid legal fees, all of which are included in accounts payable at March 31, 2001. The Company has filed a response and intends to dispute this claim.

On January 31, 2001 a claim was filed in the Supreme Court of New York by Walker Group/CNI, Inc. against the Company for $59,697 in unpaid fees. The Company believes the claim was incorrectly filed and should have been filed against CathayOne Inc, another public company having directors in common. Accordingly the amount has not been included in accounts payable at March 31, 2001.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

In July 2000 the Company issued 125,000 common shares valued at $62,500 based on their closing prices when issued for services rendered. These shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act and Rule 701 promulgated thereunder.

In July 2000 the Company issued 1,050,000 common shares valued at $425,000 based on their closing prices when issued for services rendered. These shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act and Regulation S promulgated thereunder.

In September 2000 the Company granted warrants to a consultant entitling them to purchase 20,000 shares at $1.30 per share for a period of one year. These warrants were issued in reliance on the exemption provided in Section 4(2) of the Securities Act and Rule 701 promulgated thereunder.

In September 2000 the Company issued 280,000 common shares valued at $112,000 based on their closing prices when issued for services rendered. These shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act and Regulation S promulgated thereunder.

In September 2000 the Company issued 150,000 common shares valued at $60,000 based on their closing prices when issued for the purchase of an interest in Beijing Zhongdi Torchnet Information Technologies Ltd. These shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act and Regulation S promulgated thereunder.

In September 2000 the Company granted warrants to acquire 2,500,000 common shares at an exercise price of $.40 per share expiring September 1, 2002. These warrants were issued in reliance on the exemption provided in Section 4(2) of the Securities Act, Rule 701 and Regulation S promulgated thereunder.

In September 2000 the Company granted warrants to acquire 500,000 common shares at an exercise price of $.25 per share expiring September 1, 2003. These warrants were issued in reliance on the exemption provided in Section 4(2) of the Securities Act, Rule 701 and Regulation S promulgated thereunder.

In October 2000 the Company issued 50,000 common shares valued at $17,200 based on their closing prices when issued for services rendered. These shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act and Regulation S promulgated thereunder.

In November 2000 the Company issued 1,000,000 common shares for cash at $.05 per share. These shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act and Regulation S promulgated thereunder.

In November 2000 the Company issued 225,000 common shares valued at $38,250 based on their closing prices when issued for purchase commitments related to the Company' acquisition of CMD Capital Limited. These shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act and Regulation S promulgated thereunder.

In November 2000 the Company issued 125,000 common shares valued at $17,500 based on their closing prices when issued for services rendered. These shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act and Rule 701 promulgated thereunder.

In November 2000 the Company issued 426,057 common shares valued at $66,090 based on their closing prices when issued for services rendered. These shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act and Regulation S promulgated thereunder.

In November 2000 the Company issued a convertible note for $250,000 bearing interest at 10% per annum and due November 30, 2001. The note is convertible into common shares of the Company at the lower of 70% of the average closing price for the five days prior to the conversion or $0.06566 per share. As additional consideration the Company granted a warrant to acquire 1,500,000 common shares at an exercise price of $0.0938 per share expiring December 12, 2005. The note and warrants were issued in reliance on the exemption provided in
Section 4(2) of the Securities Act and Rule 501 and Regulation D promulgated thereunder. As security for the note the Company issued 6,500,000 shares to be held in escrow. While held in escrow these shares are not considered to be outstanding.

In December 2000 the Company issued 500,000 common shares valued at $39,000 based on their closing prices when issued for services rendered. These shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act and Regulation S promulgated thereunder.

In December 2000 to March 2001 the Company issued 945,400 common shares valued at $59,260 based on their closing prices when issued for services rendered. These shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act and Rule 701 promulgated thereunder.

In December 2000 the Company granted warrants to acquire 1,800,000 common shares at an exercise price of $.25 per share expiring December 13, 2005. These warrants were issued in reliance on the exemption provided in Section 4(2) of the Securities Act and Rule 701 promulgated thereunder.

In December 2000 the Company granted warrants to acquire 6,500,000 common shares at an exercise price of $.25 per share expiring December 13, 2005. These warrants were issued in reliance on the exemption provided in Section 4(2) of the Securities Act and Rule 701 and Regulation S promulgated thereunder.

In January, February and March 2001 the Company issued a series of convertible notes totaling $203,671 bearing interest at 10% per annum and due November 30, 2001. The notes are convertible into common shares of the Company at the lower of the average closing price for the five days prior to the conversion or the closing price when funds advanced. Closing process when advanced ranged from $0.02 to $.06 per share. As additional consideration the Company has agreed to issue shares for a commission of 12.5%, of which 442,284 have been issued. These shares were issued in reliance on the exemption provided in Section 4(2) of the

Securities Act and Rule 501 and Regulation S promulgated thereunder. As security for the notes the Company issued 10,000,000 shares to be held in escrow. While in escrow these shares are not to be outstanding.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

The Company's Annual Meeting of Shareholders was held on November 29, 2000. The proposals introduced and voted were previously reported in the Company's 10-Q for the period ended December 31, 2000 and are incorporated herein by reference.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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

10.9 Cooperation Agreement dated as of May 11, 2000 among Wuyi University of Jiangmen, CathayOnline Technologies (Hong Kong) Limited, and Sichuan Guo Xun Xin Xi Chan Ye You Xian Gong Xi (Filed as Exhibit 10.9 to the Company's 10-K report dated October 2, 2000 and incorporated herein by reference)

10.10Cooperation  Agreement with the Second Institution of the Aerospace Machine
     & Electronic Group (Filed as Exhibit 10.10 to the Company's 10-K report dated October 2, 2000 and incorporated herein by reference)

10.11Cooperation Agreement dated February 16, 2000 between  TorchMail.com,  Inc.
     and Digital  Technology  Co. Ltd.  of National  Library of China  (Filed as
     Exhibit 10.11 to the Company's 10-K report dated October 2, 2000 and incorporated herein by reference)

10.12Consulting agreement dated December 6, 2000 with Trueyou.com Inc. (Filed as Exhibit 10.12 to the Company's 10-Q report dated February 15, 2001 and incorporated herein by reference)

10.13Financing  agreement with Generation  Capital Associates dated November 22,
     2000 including attached escrow agreement, warrant agreement and form of convertible note.*

10.14Financing agreement with Knights Bridge Capital dated December 12, 2000 including attached escrow agreement and form of convertible note.*

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

                               CATHAYONLINE, INC.
                               ------------------
                                  (Registrant)


DATE:   May 15, 2000                        BY:    /S/ KEN LEVY
       --------------------                       ----------------------
                                                     Ken Levy
                                                     President and Director

DATE:  MAY 15, 2000                        BY:    /S/ GLENN OHLHAUSER
       --------------------                       ----------------
                                                     Glenn Ohlhauser
                                                     Chief Financial Officer and
                                                     Secretary